Form 10-Q
period 2017-09-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2017-11-21
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 000-55783
Commission file number 000-55784

LIFE PARTNERS POSITION HOLDERS TRUST
LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
(Exact name of registrants as specified in their charters)

State of Texas State of Texas	81-6950788 81-4644966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

1717 Main St., Suite 4200, Dallas TX	75201
(Address of principal executive offices)	(Zip Code)

214-698-7893
(Registrants’ telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers smaller reporting companies, or emerging growth companies.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filers  ☐    Accelerated filers  ☐    Non-accelerated filers  ☐

Smaller reporting companies  ☑  Emerging growth companies  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court. .  Yes ☐  No ☑

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index
LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS
SEPTEMBER 30, 2017 and DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash	$8,070,105	$23,927,247
Maturity escrow held by third party	5,055,450	6,881,784
Maturities receivable	12,145,715	7,386,420
Premiums receivable, net	—	661,878
Prepaids and other assets	67,342	164,867
Restricted cash and cash equivalents	82,021,846	79,522,890
Life insurance policies	286,155,720	263,579,040
Total assets	$393,516,178	$382,124,126

Liabilities
Notes payable	$94,067,102	$94,010,671
Assumed tax liability	3,323,671	4,102,099
Creditor trust funding	5,000,000	10,000,000
Premium liability	31,126,592	25,776,263
Pre-effective maturity liabilities	15,154,369	38,026,076
Accounts payable	2,920,403	200,072
Assumed liabilities	334,797	5,741,922
Accrued expenses	1,394,557	517,469

Commitments and contingencies (Note 2)

Total liabilities	$153,321,491	$178,374,572

Net assets	$240,194,687	$203,749,554

Index
LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

	Three Months Ended	Nine Months Ended
	(unaudited)	(unaudited)
Income
Change in fair value of life insurance policies	$26,170,478	$48,847,912
Total income	26,170,478	48,847,912

Expenses
Interest expense	1,805,161	5,422,804
Legal Fees	633,272	3,467,789
Professional Fees	1,420,133	2,779,448
Insurance	375	10,855
Other general and administrative	179,369	721,883

Total expenses	4,038,310	12,402,779

Net increase in net assets resulting from operations	$22,132,168	$ $ 36,445,133

Index
LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF CHANGES IN NET ASSETS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

	Three Months Ended	Nine Months Ended
	(unaudited)	(unaudited)
Net assets, beginning of period	$218,062,519	$203,749,554
Net increase in net assets resulting from operations	22,132,168	36,445,133

Net assets, end of period	$240,194,687	$240,194,687

Index
LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017

September 30, 2017
(unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$36,445,133
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(48,847,912)
Change in assets and liabilities:
Maturity escrow held by third party	1,826,334
Prepaids and other assets	97,525
Premiums receivable, net	661,878
Maturities receivable	(870,671)
Assumed tax liability	(778,428)
Pre-effective maturity liabilities	(22,871,707)
Creditor trust funding	(5,000,000)
Premiums payable	5,350,329
Accounts payable	2,720,331
Accrued expenses	933,519
Assumed liabilities	(5,407,125)

Net cash flows used in operating activities	(35,740,794)
Cash flows used in investing activities:
Contributed cash	—
Premiums paid on life insurance policies	(24,599,593)
Proceeds from maturity of life insurance policies	46,982,201
Proceeds from issuance of notes payable	—
Payments on maturity funds facility	—
Net cash flows used in investing activities	22,382,608

Net (decrease) in cash	(13,358,186)

Cash, beginning of period	103,450,137

Cash, end of period	$90,091,951

Supplemental cash flow information:
Cash	$8,070,105
Restricted cash and cash equivalents	82,021,846

Total cash	$90,091,951
Supplemental cash flow information:
Cash paid for interest	$3,403,128

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 1 - Operations and Significant Accounting Policies

Operations

Life Partners Position Holder Trust (the “Trust”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc.,  et al., dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on November 1, 2016. Life Partners Holdings, Inc. was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation (collectively, the “Debtors”). From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies. LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business. Life Partners and LPI Financial Services also filed for protection under Chapter 11 of the Bankruptcy Code.

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of September 30, 2017 and December 31, 2016, there were 10,386 and 12,243 holders of the 1,154,518,519 and 1,012,364,792 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the economic interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of 3,177 and 3,252 life insurance policies, with fair values of $286.2 million and $263.6 million and an aggregate face value of approximately $1.3 billion and $1.3 billion at September 30, 2017 and December 31, 2016, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the financial statements of the Trust.

Summary of Significant Accounting Policies

Basis of Presentation

The Trust’s primary purpose is the liquidation of the Trust’s assets and the distribution of proceeds to its beneficial interest holders. The Trust expects that fulfilling its purpose requires a significant amount of time, and that the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries by maintaining the majority of its life insurance policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States of America, and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. The Trust initially recognized the life insurance policies transferred at its inception at their fair market value on December 9, 2016 and the Trust will estimate the fair value of its life insurance policies and recognize changes therein at each subsequent reporting period.

Fair Value of Life Insurance Policies

The Trust follows ASC 820, Fair Value Measurements and Disclosures, in estimating the fair value of its life insurance policies, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 1 - Operations and Significant Accounting Policies - (Continued)

As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Trust’s investments in life insurance policies are considered to be Level 3 as there is currently no active market where the Trust is able to observe quoted prices for identical assets and the Trust’s valuation model incorporates significant inputs that are not observable.

The Trust’s valuation of life insurance policies is a critical estimate within the financial statements. The Trust currently uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in its industry. The Trust calculates the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value are the Trust’s estimate of the insureds’ life expectancy and the discount rate. See Note 6, “Fair Value Measurements.”

Income Recognition

The Trust’s investments in life insurance policies are its primary source of income. Gain or loss is recognized from ongoing changes in the portfolio’s estimated fair value, including any gains or losses at maturity. Gains or losses from maturities are recognized at receipt of a death notice or verified obituary for an insured party, and determined based on the difference between the death benefit and the estimated fair value of the policy at maturity.

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid by the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons' obligations and not the Trust. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan, as recently modified by the Bankruptcy Court

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities Receivable

Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred but payment was not yet received.

Income Taxes

No provision for state or Federal income taxes has been made as the liability for such taxes is attributable to the Unit holders rather than the Trust. The Trust is a grantor trust with taxable income or loss passing through to the Unit holders. In certain instances, however, the Trust may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due to Unit holders. Such payments on behalf of the Unit holders are deemed distributions to them.

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 1 - Operations and Significant Accounting Policies - (Continued)

evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2017 or December 31, 2016.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.9 million as of September 30, 2017 and December 31, 2016 related to taxes, penalties, and interest from the Debtors’ 2008, 2009 and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily include professional services, legal fees and expected litigation settlements, some of which are obligations assumed by the Trust that were incurred prior to the effective date of the Trust. The Trust also accrues liabilities for state taxes payable and other miscellaneous accruals. The Trust accrues liabilities when costs are incurred and such costs can be reasonably estimated. Accrued expenses related to the Debtors’ bankruptcy are included in assumed liabilities on the accompanying balance sheet.

Creditors’ Trust Funding Liability

Pursuant to the Plan, in December 2016 and January 2017, the Trust contributed $2 million and $5 million respectively, to the Creditor’s Trust that was also established contemporaneously under the Plan. As of September 30, 2017, the Trust is obligated to fund an additional $5 million in January 2018.

Premium Liability

As of September 30, 2017 and December 31, 2016, the Trust holds $31.1 million and $25.8 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Pre-Effective Maturity Liabilities

On December 9, 2016, the Trust received funds related to maturities that occurred prior to the formation of the Trust. These funds are recognized as a liability on the accompanying balance sheet as pre-effective maturity liabilities owed to the fractional interest holders. Additionally, the Trust has recorded a receivable for maturities that occurred prior to December 9, 2016 where proceeds were not received as of that date. This receivable was $0 and $9.0 million as of September 30, 2017 and December 31, 2016 respectively and is included in pre-effective maturity liabilities on the accompanying balance sheet.

Use of Estimates

The preparation of these financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. The estimates related to the valuation of the life insurance policies represent significant estimates made by the Trust.

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 1 - Operations and Significant Accounting Policies - (Continued)

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The two main components of economic risk potentially impacting the Trust are market risk and concentration of credit risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and result in material effects to the future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium liability.

There exists a legal risk courts would allow insurance carriers to retain premiums paid by the Trust in respect of insurance policies that are successfully rescinded or contested. In addition, our title or right to benefit from an insurance policy may be challenged by the insurer or the insured’s family.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more for premiums.

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amount at its banks.

Description of Securities

Units represent beneficial interests in the Trust, and all holders of Units are entitled to receive cash distributions from the Trust in accordance with their respective Pro Rata shares. A Trust beneficiary’s respective “Pro Rata Share” means the ratio, expressed as a percentage, of (i) the number of Units which such Trust beneficiary is the registered owner, to (ii) the total number of Units outstanding as of the measurement date, subject to modification for purposes of distributing any recovered assets.

Initial units of Position Holder Trust Interest were issued on the basis of one (1) Unit for each $1 of death benefit payable (rounded to the nearest dollar) associated with the ownership of Fractional Positions. Subsequent issuances of Units will be issued to continuing fractional interest holders if they default on their premium payment obligations. Such Units will be issued in exchange for the defaulting position, in accordance with the basis and discounts delineated in the Plan, as recently modified by the Bankruptcy Court. Each Unit holder has the same rights with respect to each Unit as every other Unit holder.

Unit holders do not have any voting rights under the Position Holder Trust Agreement with respect to the appointment of any successor to the Trustee, filling any vacancy on the Governing Trust Board or any action to be taken by the Position Holder Trust, including without limitation whether the duration of the Trust should be extended after the end of the initial 10-year term. Unit holders have no liability for the debts and other obligations of the Position Holder Trust and bear no expenses in connection with the organization and administration of the Trust. The Trust is a pass-through tax entity and its Unit holders may be allocated taxable income without a matching cash distribution, leading to an unfunded tax obligation. The Trust has the right, but not the obligation, to offset against any distributions allocated to any Unit holder in an amount equal to all unpaid amounts owed by the holder, including all unpaid amounts owed for catch-up payments, pre-petition default amounts and post-effective date payment defaults.

Under the Plan, the Trustee will distribute at least annually to the Unit holders all of the distributable cash (as defined in the Position Holder Trust Agreement) generated during each calendar year, subject to any reserve established by the Trustee reasonably necessary to maintain the value of the Registrant’s assets or to meet claims and contingent liabilities. All distributions by the Trust will be made in accordance with such holder’s Pro Rata share of the outstanding Units.

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 1 - Operations and Significant Accounting Policies - (Continued)

Continuing Fractional Interests

The continuing fractional interest of a fractional interest holder who made a continuing holder election will represent 95% of the beneficial ownership associated with the Fractional Interest with respect to which the Election was made, with the other 5% comprising the Continuing Position Holder Contribution made to the Position Holder Trust on the Effective Date. The continuing fractional interest holder (“CFH”) is obligated to pay 95% of the premium payments and policy expenses allocable to the fractional interest. Upon maturity of a Policy, the CFH with positions in the Policy will be entitled to receive the Policy proceeds allocable to each such continuing fractional interest held. The Policy proceeds paid to a CFH will be reduced by (1) the servicing fee payable with respect to each such continuing fractional interest, and (2) any premium amount paid by the Trust prior to the date of death with respect to the continuing fractional interest that is not refunded as a result of the maturity.

Upon the occurrence of a payment default with respect to a continuing fractional interest, the CFH will be deemed to have contributed the position to the Trust at a discount of 20%, effective as of the payment default date.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued guidance under the Account Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Trust elected to adopt this provision early, and this adoption did not have a material impact on the Trust’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board (“IASB”) standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Trust does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

Note 2 - Commitments and Contingencies

Litigation

In accordance with applicable accounting guidance, the Trust establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Trust does not establish an accrued liability. As a litigation or regulatory matter develops, the Trust, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When a loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Trust will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Trust will then continue to monitor the matter for further developments that could affect the amount of any such accrued liability.

Indemnification of Certain Persons

Under certain circumstances, the Trust may be required to indemnify certain persons performing services on behalf of the Trust for liability they may incur arising out of the indemnified persons' activities conducted on

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 2 - Commitments and Contingencies (Continued)

behalf of the Trust. There is no limitation on the maximum potential payments under these indemnification obligations and, due to the number and variety of events and circumstances under which these indemnification obligation could arise, the Trust is not able to estimate such maximum potential payments. The Trust has not made any payments under such indemnification obligations and no amount has been accrued in the accompanying financial statements for these indemnification obligations of the Trust.

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of September 30, 2017 and December 31, 2016, the Trust has approximately $7.7 million and $26.2 million, respectively, in the pre-effective maturity escrow account which are distributable to the fractional interest holders in those policies that matured prior to the Plan becoming effective. The Plan further requires the Trust to maintain certain reserves in segregated accounts; as of September 30, 2017 and December 31, 2016, those reserves were approximately $44.4 million and $27.5 million, respectively. The Trust also maintains escrow accounts on behalf of the continuing fractional interest holders from which to fulfill their premium obligations; as of September 30, 2017 and December 31, 2016, the Trust held approximately $29.9 million and $25.8 million, respectively, on their behalf. See Note 1, “Premium Liability.”

Note 4 - Life Insurance Policies

As of September 30, 2017, the Trust owns an interest in 3,177 policies of which 620 are life settlement policies and 2,577 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is $1.3 billion as of September 30, 2017 of which $1.1 billion is attributable to life settlements and $180.4 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $286.2 million as of September 30, 2017 of which $283.7 million is attributable to life settlements and $2.5 million is attributable to viaticals. The weighted average life expectancy calculated based on the fair value of the death benefit of insureds in the policies owned by the Trust at September 30, 2017 was 3.6 years.

As of December 31, 2016, the Trust owned an interest in 3,252 policies of which 654 are life settlement policies and 2,598 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is $1.3 billion as of December 31, 2016 of which $1.1 billion is attributable to life settlements and $191.2 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $263.6 million as of December 31, 2016 of which $261.6 million is attributable to life settlements and $2.0 million is attributable to viaticals. The weighted average life expectancy calculated based on the fair value of the death benefit of insureds in the policies owned by the Trust at December 31, 2016 was 4.0 years.

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 4 - Life Insurance Policies - (Continued)

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See “Life Insurance policies,” in Note 6, “Fair Value Measurements.” The following tables summarizes the Trust's life insurance policies grouped by remaining life expectancy as of September 30 ,2017 and December 31, 2016:

As of September 30, 2017:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	25	$56,207,688	$43,884,176
1-2	44	69,880,054	42,137,638
2-3	64	81,805,300	35,859,153
3-4	57	87,802,823	28,775,972
4-5	108	181,159,206	42,876,670
Thereafter	2,879	807,373,873	92,622,111

Total	3,177	$1,284,228,944	$286,155,720

As of December 31, 2016:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	19	$26,906,072	$22,344,600
1-2	29	59,109,822	38,672,708
2-3	60	53,027,573	26,251,734
3-4	59	95,930,412	35,577,890
4-5	86	112,725,236	29,193,315
Thereafter	2,999	942,298,899	111,538,793

Total	3,252	$1,289,998,014	$263,579,040

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of September 30, 2017, are as follows:

2017	$9,852,086
2018	43,706,522
2019	50,208,934
2020	51,169,045
2021	46,980,546
Thereafter	207,370,714

Total	$409,287,847

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 4 - Life Insurance Policies - (Continued)

The amount of $409.3 million represents the estimated total future premium payable by the Trust. The Trust is required to pay its portion to keep the life insurance policies in force during the life expectancies of all the underlying insured lives. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies. If the continuing fractional holders default on their future premium obligations, the Trust’s premium liability may increase.

The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.

Note 5 - Notes Payable

On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Principal is due in full on December 9, 2018, but is not subject to a prepayment penalty. Substantially all of the Trust’s assets collateralize the loan. As of September 30, 2017 and December 31, 2016, the outstanding balance was $55.0 million.

On December 9, 2016, the Trust entered into a revolving line of credit with Vida Longevity Fund, LP, an affiliate of Vida Capital, Inc., for $25.0 million. Interest accrues at 11% of outstanding balance and is paid quarterly. The line of credit matures on December 9, 2018, at which point any amount outstanding is due in full. As of September 30, 2017 and December 31, 2016, no amounts have been drawn on the line of credit.

In accordance with the Plan, the Trust issued notes totaling approximately $36.5 million in exchange for claims against the Debtor’s estate and the incidental interests in life insurance policies. Those policies collateralize the Trust’s obligations under the notes. Interest accrues at 3% of outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the note, beginning in December 2017, the Trust is required to make annual payments to a sinking fund to pay future interest and principal. As of September 30, 2017 and December 31, 2016, the outstanding balance of the notes was $36.5 million.

On March 28, 2017, the Trust, was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was due promptly after the Court order and is included in accounts payable on the accompanying statement of assets and liabilities as of December 31, 2016. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3% as of December 31, 2016. As of September 30, 2017 and December 31, 2016, the outstanding balance was $2.6 million.

Future scheduled principal payments on the above notes payable and required sinking fund contributions are as follows as of September 30, 2017:

	Sinking Fund	Notes Payable
2017	$2,432,886	$—
2018	2,432,886	55,000,000
2019	2,432,886	916,667
2020	2,432,886	916,667
2021	2,432,886	916,666
Thereafter	24,328,868	36,493,298
	$36,493,298	$94,243,298

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 6 - Fair Value Measurements

The Trust carries its life insurance policies at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value measurements are classified based on the following fair value hierarchy:

Level 1 - Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 - Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

The balances of the Trust's assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, are as follows:

As of September 30, 2017:

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life insurance policies	$—	$—	$286,155,720	$286,155,720
	$—	$—	$286,155,720	$286,155,720

As of December 31, 2016:

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life insurance policies	$—	$—	$263,579,040	$263,579,040
	$—	$—	$263,579,040	$263,579,040

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at 9/30/2017	Face value at 9/30/2017	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Life insurance policies	$286,155,720	$1,284,228,944	Discounted cash flow	Discount rate	25.2%-31.7%

				Life expectancy evaluation	3.6 years

	Fair Value at 12/31/16	Face value at 12/31/16	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Life insurance policies	$263,579,040	$1,289,998,014	Discounted cash flow	Discount rate	24.7%-31.7%

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 6 - Fair Value Measurements - (Continued)

Fair Value at 12/31/16	Face value at 12/31/16	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

			Life expectancy evaluation	4.0 years

Following is a description of the methodologies used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy.

The Portfolio was valued using a probabilistic approach, which is actuarially based. This approach fits the Portfolio’s cash flows (premium payments and death benefits) to a monthly mortality scale as generated by each insured’s specific life expectancy. This mortality scale is actuarially rolled forward from the life expectancy underwriting date to the valuation date. This mathematical approach is substantially the same as actuaries customarily use in the pricing of life insurance and annuities. The Trust discounted the monthly cash flows with interest and survivorship back to the valuation date of as of September 30, 2017 and December 31, 2016, to arrive at the Portfolio’s estimated value.

The valuations presented here are net of a 2.65% servicing fee payable under the Plan. The Trust utilized each Policy’s “optimized” premium. The Trust relied on life expectancy values provided by its servicing company that were in turn provided to it from qualified industry experts. If a particular Policy did not have a life expectancy, the Trust used the Society of Actuaries’ 2015 Valuation Basic Tables, smoker distinct mortality tables developed by the U.S. Society of Actuaries (the “2015 VBT”) to obtain the average probability of death for similarly categorized persons and applied mortality multipliers by type/gender, to arrive at an estimated life expectancy for the insured. The mortality multipliers used are: 100% for the life settlement males, 100% for the life settlement females and 350% for the viaticals regardless of gender. The 2015 VBT are created based on the expected rates of death among different groups categorized by factors such as age and gender.

If the insured dies earlier than expected, the return will be higher than if the insured dies when expected or later than expected. The Trust’s estimates allow for the possibility that if the insured dies earlier than expected, the premiums needed to keep the policy in force will not have to be paid. Conversely, the calculation also considers the possibility that if the insured lives longer than expected, more premium payments will be necessary.

Life expectancy estimates are a significant input in the fair value determination. Future changes in the life expectancy estimates could have a material effect on the Portfolio’s fair value, which could have a material effect on its financial condition and results of operations. Life expectancy estimates for insureds over the age of 90 years are less reliable than estimates for younger persons, due to the relative lack of statistical information as to the health and mortality expectations for those over the age of 90 years. Accordingly, there is a correspondingly lower statistical basis for relying on life expectancy estimates based on medical underwriting for insureds in that age group. In addition, the average probability of death calculated in the 2015 VBT for those 90 years or older has less statistical reliability than the average probability of death calculations for younger persons. Nevertheless, the majority of industry participants continue to rely on medical underwriting and the 2015 VBT for all age ranges, including 90 and over. As the average age of the insureds for the life settlements in the Portfolio is 89 years, the Trust will continue to evaluate its ongoing reliance on the 2015 VBT and life expectancies based on medical underwriting and make adjustments to its underlying assumptions as actuarial knowledge regarding this population advances.

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 6 - Fair Value Measurements - (Continued)

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of September 30, 2017 and December 31, 2016 would be as follows:

As of September 30, 2017 Life Expectancy Months Adjustment	Average life expectancy	Value	Change in Value
- 5%		$301,220,686	$15,064,966
No change	3.6 years	$286,155,720	$—
+ 5%		$271,624,213	$(14,531,507)

As of December 31, 2016 Life Expectancy Months Adjustment	Average life expectancy	Value	Change in Value
- 5%		$277,276,497	$13,697,457
No change	4.0 years	$263,579,040	$—
+ 5%		$249,069,410	$(14,509,630)

Discount rate

The discount rate is another significant input in the fair value determination. The Trust’s estimate incorporates market factors, the size of the portfolio, and various policy specific quantitative and qualitative factors including known information about the underlying insurance policy, its economics, the insured and the insurer.

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2017 and December 31, 2016 would be as follows:

As of September 30, 2017 Rate Adjustment	Value	Change in Value
+2%	$273,359,032	$(12,796,688)
No change	$286,155,720	$—
-2%	$300,310,106	$14,154,386

As of December 31, 2016 Rate Adjustment	Value	Change in Value
+2%	$250,218,915	$(13,360,125)
No change	$263,579,040	$—
-2%	$278,442,322	$14,863,282

Future changes in the discount rates used by the Trust to value life insurance policies could have a material effect on the Trust's yield on life settlement transactions, which could have a material adverse effect on the Trust’s financial condition and results of operations.

The Trust re-evaluates its discount rates at the end of every reporting period in order to estimate the discount rates that could reasonably be used by market participants in a transaction involving the Trust's life insurance policies. In doing so, the Trust engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of insurance policies.

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Note 6 - Fair Value Measurements - (Continued)

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of September 30, 2017:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	11.3%	14.1%	A	+
John Hancock Life Insurance (USA)	7.5%	11.4%	A	+
Transamerica Financial Life Insurance	9.1%	11.1%	A	+

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the three and nine months ended September 30, 2017, for the Trust’s life insurance policies:

	Three months ended (unaudited)	Nine months ended (unaudited)
Beginning balance	$273,147,684	$263,579,040
Change in fair value	26,170,479	48,847,913
Matured policies, net of fees	(19,344,711)	(50,870,826)
Premiums paid	6,182,269	24,599,593

Ending balance	$286,155,720	$286,155,720

Changes in fair value included in earnings for the period relating to assets held at September 30, 2017	$9,480,259	$5,973,378

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report. The statements in this discussion and analysis concerning expectations regarding the Position Holder Trust’s future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including those described above under “Cautionary Statement Regarding Forward-Looking Statements,” included in the Trust’s Form 10 Registration Statement (File No. 000-55783), which are incorporated herein by reference. The actual results of the Trust could differ materially from those suggested or implied by any forward-looking statements.

Business Overview

The Position Holder Trust and the IRA Partnership came into existence on December 9, 2016, as a result of the Plan of Reorganization confirmed pursuant to the Chapter 11 bankruptcy proceeding initiated in 2015 by Life Partners Holdings, Inc. At the time of its establishment by the Bankruptcy Court, the Portfolio’s primary asset was a life insurance portfolio of 3,252 policies, with an aggregate fair value of $470.7 million and an aggregate face value of approximately $2.2 billion at December 31, 2016. The Trust’s portion of the Portfolio had a fair value of $263.6 million and a face value of $1.3 billion at December 31, 2016. Adjustments in the calculation of the aggregate fair value of the Portfolio may occur over time as maturities ensue in the Portfolio and life expectancies change.

The Bankruptcy Court organized the Trust and the IRA partnership in order to liquidate the assets of the Debtors in a manner calculated to conserve, protect and maximize the value of the assets, and to distribute the proceeds thereof to the Trust’s securities holders in accordance with the Plan. The Trust and IRA Partnership have no other business interests nor operations and will not acquire any additional life insurance policies in the future. The Trust’s beginning assets and liabilities were contributed pursuant to the Plan as of December 9, 2016.

Index
Results of Continuing Operations

Three and Nine Months Ended September 30, 2017

The Position Holder Trust’s net income from operations for three and nine months ended September 30, 2017 was $22.1 and $36.4 million, respectively. The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. The Trust did not exist before December 9, 2016, so there is no comparable 2016 financial information. There was no tax expense nor benefit for the three and nine month period ended September 30, 2017. The following is the analysis of net income for the three and nine month period ended September 30, 2017:

	Three months ended (unaudited)	Nine months ended (unaudited)
Income	$26,170,478	$48,847,912
Expense	(4,038,310)	(12,402,779)
Net increase in net assets resulting from operations	$22,132,168	$36,445,133

The following table provides a roll-forward in the changes in fair value for the three and nine month period ended September 30, 2017, for the PHT Portfolio life insurance policies:

	Three months ended (unaudited)	Nine months ended (unaudited)
Beginning balance	$273,147,684	$263,579,040
Change in fair value	26,170,479	48,847,913
Matured policies, net of fees	(19,344,711)	(50,870,826)
Premiums paid	6,182,269	24,599,593

Ending balance	$286,155,720	$286,155,720

Changes in fair value included in earnings for the period relating to assets held at September 30, 2017	$9,480,259	$5,973,378

The change in underlying fair values of the assets from the Debtors to the asset values determined for the Policies reflects updated life expectancies procured by the Trust in respect of the insured lives and maturities during the period.

As of September 30, 2017, the total Portfolio held 3,177 Policies with an estimated fair value of $498.5 million compared to 3,252 policies with a fair value of $470.7 million at December 31, 2016, an increase of $27.8 million or 5.9%. Of the 3,177 Policies’ estimated fair value of $498.5 million, $286.2 million is attributable to the PHT Portfolio and $212.3 million to the Continuing Fractional Holders. As of September 30, 2017, the Policies’ aggregate death benefit was approximately $2.1 billion, which was comprised of $1.9 billion in life settlement contracts and $254.9 million in viatical contracts.

The 3,177 Policies owned as of September 30, 2017, were valued using a base or foundational discount rate of 15%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 25.2%  See Note 6, "Fair Value Measurements," to the accompanying consolidated financial statements. There were no Policy sales during three-month period ended September 30, 2017.

Interest expense for the three and nine months ended September 30, 2017 primarily consisted of $1.5 million and $4.6 million on the Vida loan, respectively, and $0.3 million and $0.8 million on the New IRA Notes payable, respectively.

Investing Activities

During the three and nine months ended September 30, 2017, the Position Holder Trust paid premiums of $6.2 million and $24.6 million, respectively, on the PHT Portfolio.

Index
During the three and nine months ended September 30, 2017, the Trust received $0 and $22.1 million respectively of premiums in advance of their due date from the CFH. Advanced premiums received from the CFH are held in restricted cash until paid to the insurance companies. The Trust paid premiums to insurance carriers on behalf of the CFH of $2.3 million and $13.6 million during the three and nine months ended September 30, 2017, respectively. To the extent advanced premiums received from the CFH are not used for premium payments due to maturities, they are refunded. During the three and nine months ended September 30, 2017, the Trust refunded $2.4 million to the CFH.

Financing Activities

The Position Holder Trust did not engage in any financing activities during the three nor nine month period ended September 30, 2017.

Continuing Operations

While the Position Holder Trust is a liquidating trust with no intent to continue or engage in a trade or business, the nature of the life insurance policies assets being liquidated are such that it is not practical or advantageous to simply liquidate the Policies by disposing of them; there is no viable secondary market for the Policies, nor is there another practical means of disposing of them or monetizing them in the near term.

The Trust expects that fulfilling its purpose requires a significant amount of time, and that the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries by maintaining the majority of its life insurance policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States of America, and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Position Holder Trust and IRA Partnership had no off-balance sheet arrangements.

Liquidity and Capital Resources

Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc. provided the $55 million Exit Loan Facility necessary to provide for consummation of the reorganization transactions contemplated by the Plan. Vida Longevity Fund, LP, also an affiliate of Vida Capital, Inc., provided a $25 million revolving line of credit. The obligations are secured by liens on virtually all of the Position Holder Trust’s assets.

The Plan authorizes the Trustee to use the Maturity Funds Facility to borrow, from time to time, on a short-term revolving basis to fund its premium reserves. The Position Holder Trust is also entitled to access the cash surrender value included in the beneficial ownership registered in its name from time to time to use for any purpose permitted by the Position Holder Trust Agreement, including to satisfy its share of the premium obligations relating to the Policies. If any such use results in a decrease in the death benefit payable under the related Policy, the decrease will reduce the Trust’s share of the maturity proceeds of the Policy, or if the Trust’s share is insufficient, it must make up the difference.

At September 30, 2017, the Trust had $90.1 million of cash available. Of this amount, $3.5 million was held to pay policy premiums, $29.9 million was held to pay for premiums collected and due on behalf of the CFH, $7.7 million was held to pay the outstanding pre-effective date maturities collected and owed to the CFH, and $0.8 million was available to pay for operating expenses of the Trust. The Trust believes that these financial resources are sufficient for it to continue its operations and to issue funds, as necessary, throughout the twelve months after the date of this report.

The Trust’s total outstanding liabilities were $153.3 million at September 30, 2017 a decrease of $6.8 million from $160.1 million at June 30, 2017, and a decrease of $25.1 million from $178.4 million at December 31, 2016. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities associated with the payout of funds related to Pre-Effective Date Maturities, premium liability payments, and certain other obligations.

The Position Holder Trust’s primary needs for working capital are to pay premiums on policies and expenses relating to administration of the Trust and its assets. Pursuant to the Servicing Agreement, fees for servicing the policies will be paid out of the death benefits paid on policies in an amount equal to 2.65% of the death benefits paid. In addition, the Trust is required by the Plan to contribute $12 million to the Creditors’ Trust over the three-year period following the Effective Date. An initial $2 million was contributed to the Creditors’ Trust on December 9, 2016, and an additional $5 million was contributed on January 23, 2017.

Outstanding debt for the year ended December 31, 2016, included $55.0 million of outstanding principal on the Exit Loan Facility, $36.5 million of New IRA Notes, and $2.6 million to Thomas Moran.

Index
New IRA Notes

The Debtors’ estate included 1,177 security holders who held their positions through their individual retirement accounts. Pursuant to the U.S. Internal Revenue Code of 1986, life insurance contracts are prohibited investments for an IRA. As a result, the Plan includes mechanisms to resolve the IRA investors’ claims by establishing the IRA Partnership and authorizing the issuance of the New IRA Notes.

The Plan authorized the Position Holder Trust to issue New IRA Notes in a principal amount of up to $63.7 million bearing interest at the rate of 3.0% per annum, due 2031. The Trust agreed to pay the principal of and interest on the New IRA Notes on the dates and in the manner provided by the Indenture under which they were issued. As of September 30, 2017, the outstanding amount of the New IRA Notes was $36.5 million, with accrued interest of $0.8 million through September 30, 2017. Interest is payable annually commencing on December 15, 2017.

If the Trust elects to redeem any New IRA Notes, it must notify the New IRA Note trustee of the redemption date and the principal amount to be redeemed at least 60 days before the redemption date (unless a shorter period is satisfactory to the trustee). If fewer than all the New IRA Notes are being redeemed, the notice must also specify a record date not less than 15 days after the date of the notice of redemption is given to the New IRA Note trustee. The New IRA Note trustee will select the notes to be redeemed on a pro rata basis in denominations of $100 principal amount and higher integral multiples of $100.

Notes Payable per Order of the Bankruptcy Court

On March 28, 2017, the Bankruptcy Court’s allowed $5.5 million as reasonable compensation for the services rendered by H. Thomas Moran as Chapter 11 Trustee. The Court ordered the Position Holder Trust to pay 50%, or $2.8 million, promptly, which occurred March 30, 2017. The remaining $2.8 million is to be paid in cash pursuant to the terms of an unsecured promissory note issued by the Trust. The note does not bear interest and the principal amount will be paid in three equal annual installments on January 1 of 2019, 2020 and 2021, with the full principal amount paid no later than December 30, 2021, or in full on or after January 1, 2019.

Life Partners IRA Holder Partnership, LLC

As recognized by the bankruptcy court and described in section 27.02 of the Plan, the interests of the holders of the IRA Partnership are inextricably intertwined with those of the Position Holder Trust and the CFH, and accordingly, the financial reporting for the Position Holder Trust includes all material information that a standalone report the IRA Partnership would provide.  Life Partners IRA Holder Partnership, LLC held interests in 731,317,865 Units as of September 30, 2017 and December 31, 2016 of the total number of Units of the Life Partners Position Holder Trust outstanding of 1,154,518,519 and 1,012,364,792 as of September 30, 2017 and December 31, 2016, respectively. The following tables present the IRA Partnership’s unaudited Balance Sheets, Statement of Operations and Statement of Changes in Net Assets for the three and nine months ended September 30, 2017:

BALANCE SHEET
SEPTEMBER 30, 2017 and DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(unaudited)	(unaudited)
Assets
Investment in Life Partners Position Holder Trust	$152,148,849	$147,185,767
Total assets	$152,148,849	$147,185,767

Net assets	$152,148,849	$147,185,767

Index
 STATEMENT OF OPERATIONS – THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2017

	Three months ended	Nine months ended
	(unaudited)	(unaudited)
Income
Increase in assets resulting from operations	1,251,750	4,963,082

Net increase in net assets	$1,251,750	$4,963,082

 STATEMENT OF CHANGES IN NET ASSETS – THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2017

	Three months ended	Nine months ended
	(unaudited)	(unaudited)
Net assets, beginning of period	$150,897,099	$147,185,767

Increase in assets resulting from operations	1,251,750	4,963,082

Net assets, end of period	$152,148,849	$152,148,849

Critical Accounting Policies

Basis of Presentation

The Position Holder Trust’s primary purpose is the liquidation of the Trust’s assets and the distribution of proceeds to its beneficiaries. The Trust expects that fulfilling its purpose requires a significant amount of time, and that the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries by maintaining the majority of its life insurance policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States of America, and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. The Trust initially recognized the life insurance policies transferred at its inception at their fair market value on December 9, 2016 and the Trust will estimate the fair value at each subsequent reporting period.

Fair Value of Life Insurance Policies

The Trust follows ASC 820, Fair Value Measurements and Disclosures, in estimating the fair value of its life insurance policies, which defines fair value as an exit price representing the amount that would be received if an asset were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, the guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Trust’s investments in life insurance policies are considered to be Level 3 as there is currently no active market where the Trust is able to observe quoted prices for identical assets and the Trust’s valuation model incorporates significant inputs that are not observable.

Index
The Trust’s valuation of life insurance policies is a critical estimate within the financial statements. The Trust currently uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in the industry. The Trust calculates the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value are the Trust’s estimate of the insureds’ life expectancy and the discount rate.  See Note 6, “Fair Value Measurements.”

Income Recognition

The Trust’s investments in life insurance policies are its primary source of income. Gain or loss is recognized from ongoing changes in the portfolio’s estimated fair value, including any gains or losses at maturity. Gains or losses from maturities are recognized at receipt of a death notice or verified obituary for an insured party, and determined based on the difference between the death benefit and the estimated fair value of the policy at maturity.

Premiums receivable

The Trust assumed the Debtor’s receivables related to life insurance policy premiums and service fees that were paid by the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to the CFH are those persons’ obligations and not the Trust’s. If a CFH defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan.

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At September 30, 2017 and December 31, 2016, the allowance for doubtful accounts totals $5.0 million, all of which was for receivables assumed from the Debtors on the Effective Date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities receivable

Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred but payment was not received as of September 30, 2017 and December 31, 2016.

Income Taxes

No provision for state or Federal income taxes has been made as the liability for such taxes is attributable to the Unit holders rather than the Trust. The Trust is a grantor trust with taxable income or loss passing through to the Unit holders. In certain instances, however, the Trust may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due to Unit holders. Such payments on behalf of the Unit holders are deemed distributions to them.

The Financial Accounting Standards Board (“FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2017.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.9 million as of December 31, 2016, related to taxes, penalties, and interest from the Debtors’ 2008, 2009 and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

Use of Estimates

The preparation of these financial statements in conformity with GAAP, requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. The estimates related to the valuation of the life insurance policies represent significant estimates made by the Trust.

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The two main components of economic risk potentially impacting the Trust are market risk and concentration of credit risk. The Trust’s market risks include

Index
interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and result in material effects to the future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium liability.

There exists a legal risk that courts would allow insurance carriers to deny paying benefits and retain premiums paid by the Trust in respect of insurance policies that are successfully rescinded or contested. In addition, our title or right to benefit from an insurance policy may be challenged by the insurer or the insured’s family.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more for premiums.

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”); although the Trust’s balances may exceed the FDIC insurable amount at its banks.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily include professional services, legal fees and expected litigation settlements, some of which are obligations assumed by the Trust that were incurred prior to the Effective Date. The Trust also accrues liabilities for state taxes payable and other miscellaneous accruals. The Trust accrues liabilities when costs are incurred and such costs can be reasonably estimated. Accrued expenses related to the Debtor’s bankruptcy are included in assumed liabilities on the accompanying balance sheet.

Creditors’ Trust Funding Obligation

Pursuant to the Plan, in December 2016 the Trust contributed $2 million to the Creditor’s Trust that was also established contemporaneously under the Plan. As of December 31, 2016, the Trust was obligated to fund an additional $10 million. The Trust paid $5 million of the liability to the Creditor’s Trust in January 2017. The remaining balance is due in full in January 2018.

Premium Liability

As of September 30, 2017 and December 31, 2016, the Trust holds $31.1 million and $25.8 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from the CFH are not used for premium payments, they are refunded to the respective CFH.

Pre-Effective Maturity Liabilities

On December 9, 2016, the Trust received funds related to maturities that occurred prior to the formation of the Trust. These funds are recognized as a liability on the accompanying balance sheet as pre-effective maturity liabilities owed to the fractional interest holders. Additionally, the Trust has recorded a receivable for maturities that occurred prior to December 9, 2016, where proceeds were not received as of that date. This receivable is $0 and $9.0 million as of September 30, 2017 and December 31, 2016, respectively and is included in pre-effective maturity liabilities on the accompanying balance sheet.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued guidance under the Account Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Trust elected to adopt this provision early, and this adoption did not have a material impact on the Trust’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board (“IASB”) standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective

Index
date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Trust does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Internal Control Over Financial Reporting

In preparing our financial statements for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting, as defined by the SEC guidelines for public companies. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for the oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to the Trust having not yet established processes and controls sufficient to ensure the accuracy of data and information regarding its policies, insured parties and position holder interests on an ongoing basis. In addition, such controls are not fully implemented at the servicer and Subservicer, and relevant controls to monitor the performance of those organizations are not yet in place. In response to this assessment, we implemented and are implementing entity level controls to provide oversight on financial reporting and cash management provided by the Servicing Company. In addition, the Servicing Company has begun to implement new accounting and operating systems that incorporate appropriate accounting controls over their assigned functions. We believe that the continued implementation of these measures will address and remedy this material weakness in our internal control over financial reporting.

Index
PART II—OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description
31	Rule 13a-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 21, 2017

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP LLC

By:	/s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Manager