Form 10-K
period 2017-12-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2018-04-02
CIK 1692144, 1705222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended  December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number  000-55783
Commission file number  000-55784

Life Partners Position Holder Trust Life Partners IRA Holder Partnership, LLC
(Exact name of registrant as specified in its charter)

Texas	81-6950788
Texas	81-4644966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Ross Ave, Suite 3600, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number:  (214) 698-7893

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

  Position Holder Trust Interests
(Title of Class)
Continuing Fractional Interests
(Title of Class)
IRA Partnership Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The registrants do not have any voting or non-voting equity securities.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE
None.

LIFE PARTNERS POSITION HOLDER TRUST
LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

Item 1.	Business.

Background

Life Partners Position Holder Trust (“Trust”) and Life Partners IRA Holder Partnership, LLC (“IRA Partnership” or "Partnership") were created on December 9, 2016, as a result of bankruptcy proceedings initiated in 2015 by Life Partners Holdings, Inc., a Texas corporation, its wholly-owned subsidiary Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation (collectively, “Debtors”). From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies.

The Bankruptcy Court for the Northern District of Texas created the Trust and IRA Partnership as part of the Debtors’ plan of reorganization to satisfy the claims of a creditor group that was comprised of approximately 22,000 holders of record (“Investors”), of over 100,000 “fractional interests” in life insurance policies on third parties (“Policies”), with a face amount of approximately $2.2 billion as of December 9, 2016.  When used in this report, unless otherwise indicated, the terms “Registrants,” “we,” “us” and “our” refers to Life Partners Position Holder Trust and Life Partners IRA Holder Partnership, LLC together; “Trust” or “Position Holder Trust” refers to Life Partners Position Holder Trust; and the “IRA Partnership” refers to Life Partners IRA Holder Partnership, LLC.

Dissemination of Information

The Position Holder Trust and IRA Partnership have designated the website at www.lpi-pht.com as a recognized channel of information distribution and a primary reference source for all matters pertaining to the Policies.  The Trust and IRA Partnership routinely disseminate material information regarding the Policies by posting information and materials on the website, including monthly newsletters, podcasts and tax information.  Holders of interests in the Trust and IRA Partnership, as well as other persons, are directed to the website www.lpi.pht.com for important information respecting the Policies, Trust and IRA Partnership.

The Bankruptcy

The Trust and IRA Partnership were formed pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc.,  et al., dated as of October 27, 2016, known as the “Plan,” which was confirmed by the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on November 1, 2016. The Plan became effective on December 9, 2016, and the Bankruptcy Court appointed Eduardo S. Espinosa, Esq. to serve as Trustee of the Position Holder Trust and as Manager of the IRA Partnership.

The primary purpose of the Plan is to liquidate the assets of the Debtors in a manner calculated to conserve, protect and maximize the value of the assets and to distribute the proceeds thereof to the Investors. The Position Holder Trust was established by the Bankruptcy Court as a liquidating trust, treated as a grantor trust for state law and federal income tax purposes. It has no authority to engage in the conduct of a trade or business, except to the extent reasonably necessary and consistent with its liquidating purpose. Upon completion of their liquidating purposes, the Trust and the IRA Partnership will be dissolved.

Detailed background information regarding the bankruptcy proceedings pursuant to which the Plan was developed is included in the Disclosure Statement for Third Amended Joint Plan, dated June 22, 2016, filed as Exhibit 2.2 to this report, and the Plan filed as Exhibit 2.1, which are incorporated herein by reference.  Capitalized terms used in this report but not otherwise defined herein shall have the meanings ascribed to such terms in the Plan. A glossary of defined terms used in the Plan is set out in Appendix I immediately following page 238 of the Disclosure Statement, which is filed as Exhibit 2.2.

The Debtors

Life Partners, Inc. was engaged in the business of: (i) acting as a life settlement provider by purchasing individual life insurance policies insuring the lives of terminally ill individuals or seniors from third parties; and (ii) raising money to purchase such policies by selling investment contracts or “Fractional Interests” to the Investors, including some whom purchased through their individual retirement accounts, or IRAs. Purchases made through an Investor’s IRA were denominated as promissory notes relating to Fractional Interests, called “IRA Notes.” The IRA Notes and Fractional Interests together are called the “Fractional Positions.”

Before the bankruptcy proceedings, Life Partners Holdings, Inc. and Life Partners, Inc. were defendants in numerous lawsuits commenced by the SEC, the State of Texas and certain investors who purchased Fractional Positions, which alleged numerous violations of various federal and state securities laws with respect to the unregistered sale of Fractional Positions and the filing of misleading periodic reports with the SEC. In December 2014, the SEC obtained a $38.7 million judgment against Life Partners Holdings, Inc., as well as judgments aggregating $8 million against two former officers. On January 20, 2015, Life Partners Holdings, Inc. filed for protection under the Bankruptcy Code, followed by Life Partners, Inc. and LPI Financial Services, Inc.  The common stock of Life Partners Holdings, Inc. traded on the Nasdaq Global Select stock exchange until Nasdaq delisted it on June 1, 2015.

The Reorganization Plan

During the course of the bankruptcy proceedings, the Chapter 11 Trustee and the Official Committee of Unsecured Creditors developed and amended a plan of reorganization, which was confirmed by the Bankruptcy Court. In developing the Plan, the Chapter 11 Trustee and the Debtors negotiated a settlement agreement of pending class action litigation. Under that agreement, Investors who held Fractional Positions were provided with options under the Plan to elect the treatment of their claims against the Debtors. Investors that owed any amounts to the Debtors regarding their Fractional Positions were provided with a “catch-up” process to preserve their Fractional Positions.  Investors who paid such amounts by the deadline became eligible to make an election with respect to their Fractional Positions.

On June 24, 2016, the Bankruptcy Court approved the Disclosure Statement for the Plan and authorized the Chapter 11 Trustee and the Official Committee of Unsecured Creditors to solicit votes on the approval and acceptance of the Plan. After a contested confirmation hearing, the Bankruptcy Court confirmed the Plan on November 1, 2016.

The Plan became effective on December 9, 2016. Under the Plan, three new legal entities were created to implement the provisions of the Plan and to take required actions under the Plan:

•
Life Partners Position Holder Trust  – The Position Holder Trust is a liquidating trust that owns the legal title to, and together with the Continuing Fractional Interest Holders, essentially all beneficial and equitable title in the Policies. The Trust will distribute the liquidating proceeds of those assets to the Trust beneficiaries and Continuing Fractional Interest Holders. In satisfaction of their respective claims against the Debtors, the Trust issued: (i) “Continuing Fractional Interests” to the holders of Fractional Interests who elected to continue their previous Fractional Interests in particular life insurance policies; (ii) beneficial interests called “Position Holder Trust Interests” to the holders of Fractional Interests who elected to pool their positions under the Position Holder Trust; and (iii) new secured 15-year promissory notes to the IRA Holders, called “New IRA Notes,” secured by the right to receive payment from a sinking fund established under the Plan.

•
Life Partners IRA Holder Partnership, LLC  – The IRA Partnership is a Texas limited liability company that issued limited liability company interests to certain IRA Holders in satisfaction of claims against the Debtors. The IRA Partnership holds Position Holder Trust Interests that permit holders of IRA Partnership Interests to receive proceeds from the liquidation of the Position Holder Trust. The IRA Partnership engages in no other business activity.

•
The Creditors’ Trust  – The Plan also gave Investors an option to rescind their purchase of a Fractional Position and become holders of a Creditors’ Trust Interest. Life Partners Creditors’ Trust is a liquidating trust that will (a) pursue litigation and other causes of action assigned to it under the Plan and (b) distribute the net proceeds collected by it to the holders of interests in the Creditors’ Trust. The Creditors’ Trust is administered by a different trustee.

Financing for the Position Holder Trust

Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc. (“Vida”), provided a $55 million financing facility (“Exit Loan Facility”) to provide for consummation of the reorganization transactions contemplated by the Plan. The Exit Loan Facility has a two year term, may be prepaid without penalty and bears interest at 11% per annum, calculated daily on the aggregate amount of the outstanding advances. Another Vida affiliate, the Vida Longevity Fund, LP, also provided a $25 million two year revolving line of credit, which may be prepaid without penalty and bears interest at 11% per annum, calculated daily on the aggregate amount of the outstanding advances. The line of credit also includes an annual unused commitment fee payable to each lender equal to the lesser of (i) $100,000, or (ii) 0.75% of the excess of the average daily balance of such lender’s funding commitments over the average daily balance of such lender’s advances during the preceding calendar year. The obligations are secured by liens on virtually all of the Position Holder Trust’s assets.

The primary needs for working capital are to pay premiums on Policies and expenses relating to administration of the Trust and its assets. The Plan authorizes the use of collected death benefits, called the “Maturity Funds Facility,” from which the Trustee may borrow on a short-term revolving basis to fund its premium reserves. The Trust is also entitled to access the cash surrender value included in the beneficial ownership registered in its name to use for any purpose permitted by the Position Holder Trust Agreement, including to satisfy its share of the premium obligations relating to the Policies. If any such use results in a decrease in the death benefit payable under the related Policy, the decrease will be taken out of the Position Holder Trust’s share of the maturity proceeds of the Policy or, if the Trust’s share is insufficient, the Trust must make up the difference.

In addition, the Position Holder Trust is required by the Plan to contribute $12 million to the Creditors’ Trust over a three-year period. An initial $2 million was contributed on the Effective Date, with an additional $5 million contributed on January 23, 2017. The Position Holders Trust contributed an additional $5 million to the Creditors’ Trust in December 2017.

Administration and Operation

The Position Holder Trust will terminate when its Policy assets have all matured, have been abandoned or have been liquidated, and the Trust assets have been distributed in accordance with the Plan. The Trust is expected to terminate no later than December 9, 2026, unless extended by the Bankruptcy Court no more than four times, with each extension not exceeding five years. Upon the occurrence of the termination of the Trust and consent of the Bankruptcy Court, the Trustee will be discharged from his duties.  Unlike the Trust, however, the IRA Partnership does not have an established termination date but is expected to be wound down by the Trustee as Manager when the liquidation of the Trust is complete.

Eduardo S. Espinosa was appointed by the Bankruptcy Court to serve as Trustee of the Position Holder Trust and as the Manager of the IRA Partnership. The Plan also established a Position Holder Trust Governing Trust Board comprised of five members (“Governing Trust Board”): Bert Scalzo, Robert L. Trimble, Mark Redus, Philip R. Loy and Nate Evans. The members of the Governing Trust Board also serve as members of the Advisory Committee of the IRA Partnership (“Advisory Committee”), and as members of the trust board for the Creditors’ Trust. The business experience and other information concerning the Trustee and each member of the Governing Trust Board is included in Item 10 below.

The Position Holder Trust Agreement and the IRA Partnership Agreement contain limitation of liability and indemnification provisions with respect to the Trustee, the Governing Trust Board and the Advisory Committee, their members, designees, or any duly designated agent or representative of the Governing Trust Board and the Advisory Committee. The Trustee, Advisory Committee or Governing Trust Board are each authorized under the Plan to retain and consult with attorneys, accountants and agents, and the Trustee or a member of the Advisory Committee or Governing Trust Board will not be liable for any act taken, omitted to be taken, or suffered to be done in accordance with advice or opinions rendered by such professionals. Notwithstanding such authority, none of the Trustee, Governing Trust Board nor the Advisory Committee are under any obligation to consult with attorneys, accountants or agents, and a determination to not do so will not result in the imposition of liability on the Trustee, Governing Trust Board or Advisory Committee, or their members and/or designees, unless such determination is based on willful misconduct, gross negligence, or fraud.

The Trust and IRA Partnership have no employees and none are expected in the future. Vida was appointed as the servicing company under the Plan in connection with the maintenance and collection of benefits of the Policies and to provide investor account services, including maintaining the ownership registers for the Continuing Fractional Interests, Position Holder Trust Interests and IRA Partnership Interests. As permitted under the Plan, Vida has subcontracted the Servicing Agreement to its subsidiary, Magna Servicing, LLC (“Subservicer” or “Servicing Company”). Pursuant to the Servicing Agreement, fees for servicing the Policies will be paid out of the death benefits paid on Policies that mature in an amount equal to 2.65% of the death benefits paid.

Pursuant to a Securities and Deposit Accounts Agreement and Securities and Deposit Accounts Control Agreement, Advanced Trust and Life Escrow Services LTA (“ATLES”), was designated by the Trust to serve as securities intermediary and depository for the Policies. ATLES already served as the named beneficiary on many of the Policies and subsequently acquired Purchase Escrow Services, which had served as named beneficiary on substantially all of the remaining Policies. ATLES will maintain custody and control of the Policies and related deposit accounts pending disbursement of Policy proceeds upon maturity in accordance with instructions provided to it by the Trustee.

Premium Payments and Policy Maturities

Under the Plan, Fractional Interest Holders who made a Continuing Holder Election retained 95% of their original Fractional Interest, with the other 5% deemed to be contributed to the Position Holder Trust in exchange for a Position Holder Trust Interest. As such, a Continuing Fractional Holder is obligated to pay 95% of the premium payments and Policy expenses allocable to its original Fractional Interest. Holders of Position Holder Trust Interests (including the IRA Partnership) are not required to pay premiums allocable to their Contributed Positions. Similarly, Continuing Fractional Holders are not required to pay premiums allocable to their 5% Fractional Interest deemed contributed to the Trust under the Plan. The Servicing Company will make premium calls to holders of Continuing Fractional Interests by sending premium notice and payment reminders to each as necessary. Premium calls will be made once per year, per policy, and sent at least 60 days prior to the due date for payment of the premiums by the Continuing Fractional Holders; reminders will be sent if payment in full is not received within 30 days after the notice is sent. The Trustee, however, may divide the Continuing Fractional Interests into twelve groups and bill a different group each month using the same billing and reminder schedule for premium calls as set out above.

Subject to the discretion of the Trustee and the Governing Trust Board, the Servicing Company may provide Policy data and data relating to premiums and maturity funds on a secure Servicing Company website. The data is expected to be updated monthly or as frequently as practical. Policies that mature would be listed with the Policy ID, death benefit and maturity date, as well an indication if the proceeds have been received.

Upon the occurrence of a Payment Default by a Continuing Fractional Holder, the Continuing Fractional Holder will be deemed to have made a Position Holder Trust Election as to its Continuing Fractional Interest at a discount of 20%, effective as of the Payment Default Date, without any further notice from or other action by the Servicing Company, the Position Holder Trust or any other person. In April 2017, the Bankruptcy Court modified the discount penalty by waiving its application to premiums billed in December 2016 and to the next premium billed for each Continuing Fractional Interest. The failure to pay any other future premium calls, however, will result in the deemed contribution of the Continuing Fractional Interest at the established discount.

Upon maturity of a Policy, the holders of Continuing Fractional Interests relating to the Policy will be entitled to receive the Policy proceeds allocable to each (i.e., 95% of the proceeds payable with respect to each original Fractional Interest relating to the Policy). The Policy proceeds paid to a Continuing Fractional Holder will be reduced by: (1) the Servicing Fee payable with respect to each such Continuing Fractional Interest; and (2) any premium amount advanced by the Position Holder Trust prior to the date of death that is not refunded as a result of the Policy’s maturity.

New IRA Notes

An IRA Holder who made a Continuing Holder Election became the holder of a New IRA Note. The New IRA Notes were structured to qualify as debt with no significant incidents of ownership in life insurance contracts. Consequently, the holders of New IRA Notes should not be viewed as investing directly or indirectly in life insurance contracts, which would disqualify the IRA and cause the IRA to lose its tax-exempt status. If the New IRA Notes are not treated as debt for federal income tax purposes, but as an investment in life insurance contracts, the entire IRA account balance could be deemed distributed to the IRA Holder who would recognize income in the amount of any cash and the fair market value of any property deemed distributed. Further, if the IRA owner is under age 59 1∕2, then the deemed distribution would be subject to an additional 10% early withdrawal penalty. Any such disqualification, however, would not adversely affect the terms and conditions of the New IRA Notes.

The terms and conditions of the New IRA Notes include a stated principal amount equal to 32% of the dollar amount of face value associated with the Fractional Interest related to the IRA Note, a fixed interest rate of 3.00%, payable annually in December, a maturity date of December 9, 2031, full recourse against the Position Holder Trust, and security in the form of a segregated sinking fund account.

Portfolio Information

As of December 31, 2017, the aggregate portfolio (“Portfolio”) administered by the Trust (including Continuing Fractional Interests) consisted of 3,140 Policies of which 600 are life settlement policies and 2,540 are viaticals. Life settlements refer herein to life insurance policies on persons without any particular diagnosis of a terminal illness, while viaticals refer to policies in which the insured had been diagnosed with a terminal illness. As of December 31, 2017, the Portfolio’s aggregate face value was $2.1 billion, of which $1.8 billion was attributable to life settlements and $252.0 million was attributable to viaticals. As of December 31, 2017, the Portfolio’s aggregate fair value was $471.6 million; of which $469.3 million was attributable to life settlements and $2.3 million was attributable to viaticals. See, “Policy Valuation Methodology” below.

The 20 insurance companies representing the largest aggregate positions in the Portfolio as of December 31, 2017 are listed below:

			Aggregate Face Value		Aggregate Fair Value
Rank	Insurance Company	Carrier Rating	$	%	$	%
1	The Lincoln National Life Insurance Company	A+ (Superior)	$240,532,831	11.545%	$64,110,322	13.595%
2	Transamerica Financial Life Insurance Company	A+ (Superior)	195,106,418	9.365%	54,265,201	11.507%
3	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	164,357,696	7.889%	58,626,920	12.432%
4	AXA Equitable Life Insurance Company	A+ (Superior)	135,697,467	6.513%	25,612,118	5.431%
5	American General Life Insurance Company	A- (Excellent)	117,439,474	5.637%	26,045,121	5.523%
6	Lincoln Life & Annuity Company of New York	NR (Not Rated)	90,420,000	4.340%	20,618,525	4.372%
7	John Hancock Life Insurance Company of New York	A+ (Superior)	74,450,000	3.574%	23,446,132	4.972%
8	Massachusetts Mutual Life Insurance Company	A++ (Superior)	71,414,259	3.428%	20,588,995	4.366%
9	Lincoln Benefit Life Company	A- (Excellent)	58,825,000	2.824%	13,729,077	2.911%
10	Transamerica Life Insurance Company	A+ (Superior)	57,383,478	2.754%	10,711,546	2.272%
11	PHL Variable Insurance Company	B (Fair)	48,932,225	2.349%	8,508,265	1.804%
12	Metropolitan Life Insurance Company	A+ (Superior)	48,342,877	2.320%	2,955,611	0.627%
13	Pacific Life Insurance Company	A+ (Superior)	46,935,221	2.253%	11,397,015	2.4167%
14	Delaware Life Insurance Company	A- (Excellent)	46,866,945	2.250%	8,453,806	1.793%
15	John Hancock Variable Life Insurance Company	NR (Not Rated)	43,300,000	2.078%	10,776,257	2.285%
16	ReliaStar Life Insurance Company	A- (Excellent)	39,602,375	1.901%	14,016,658	2.972%
17	Ameritas Life Insurance Corp. of New York	A- (Excellent)	38,875,000	1.866%	13,694,543	2.904%
18	New York Life Insurance and Annuity Corporation	A++ (Superior)	38,705,000	1.858%	9,592,341	2.034%
19	Security Life of Denver Insurance Company	A- (Excellent)	34,811,287	1.671%	5,934,311	1.258%
20	United States Life Insurance Company in the City of New York	A- (Excellent)	30,800,496	1.478%	8,925,736	1.893%
			$1,622,798,049	77.893%	$412,008,500	87.370%

As of December 31, 2017, the Position Holder Trust’s portion of the Portfolio (“PHT Portfolio”), consisted of 3,140 Policies of which 600 are life settlement policies and 2,540 are viaticals. The PHT Portfolio is a subset of the Portfolio. The PHT Portfolio’s aggregate face value as of December 31, 2017, was $1.3 billion, of which $1.1 billion was attributable to life settlements and $179.1 million was attributable to viaticals, and its aggregate fair value was $272.1 million of which $270.6 million was attributable to life settlements and $1.5 million was attributable to viaticals.

The 20 insurance companies representing the largest aggregate positions in the PHT Portfolio as of December 31, 2017 are listed below:

			Aggregate Face Value		Aggregate Fair Value
Rank	Insurance Company	Carrier Rating	$	%	$	%
1	The Lincoln National Life Insurance Company	A+ (Superior)	$138,796,026	10.990%	$36,870,132	13.548%
2	Transamerica Financial Life Insurance Company	A+ (Superior)	118,661,162	9.396%	32,587,033	11.974%
3	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	93,192,454	7.379%	32,129,481	11.806%
4	AXA Equitable Life Insurance Company	A+ (Superior)	81,079,650	6.420%	14,904,161	5.477%
5	American General Life Insurance Company	A- (Excellent)	69,983,568	5.541%	14,500,558	5.328%
6	Lincoln Life & Annuity Company of New York	NR (Not Rated)	54,995,880	4.355%	12,214,027	4.488%
7	John Hancock Life Insurance Company of New York	A+ (Superior)	45,285,127	3.586%	13,565,480	4.985%
8	Massachusetts Mutual Life Insurance Company	A++ (Superior)	40,687,973	3.222%	11,059,900	4.064%
9	Transamerica Life Insurance Company	A+ (Superior)	36,232,629	2.869%	6,687,750	2.457%
10	Lincoln Benefit Life Company	A- (Excellent)	34,832,781	2.758%	8,016,491	2.946%
11	Metropolitan Life Insurance Company	A+ (Superior)	31,274,193	2.476%	1,656,990	0.609%
12	PHL Variable Insurance Company	B (Fair)	29,392,352	2.327%	5,112,017	1.878%
13	Delaware Life Insurance Company	A- (Excellent)	28,806,093	2.281%	5,022,309	1.845%
14	Pacific Life Insurance Company	A+ (Superior)	27,187,640	2.153%	6,167,904	2.266%
15	John Hancock Variable Life Insurance Company	NR (Not Rated)	24,713,045	1.957%	6,214,574	2.284%
16	West Coast Life Insurance Company	A+ (Superior)	24,383,226	1.931%	5,375,580	1.975%
17	ReliaStar Life Insurance Company	A- (Excellent)	24,283,782	1.923%	8,422,928	3.095%
18	Ameritas Life Insurance Corp. of New York	A- (Excellent)	21,987,533	1.741%	7,518,473	2.763%
19	New York Life Insurance and Annuity Corporation	A++ (Superior)	21,382,000	1.693%	4,390,557	1.613%
20	Security Life of Denver Insurance Company	A- (Excellent)	21,186,541	1.678%	3,216,046	1.182%
			$968,343,655	76.676%	$235,632,391	86.583%

Approximately 89.0% of the Portfolio’s life insurance assets were issued by insurance companies with an independently graded investment-grade credit rating of A- (Excellent) or better as of December 31, 2017. The overall composition of life insurance company credit exposure and the composite credit ratings as of December 31, 2017 are set forth below:

Number	Carrier Rating	% of Portfolio Face Value	% of Portfolio Fair Value	% of PHT Portfolio Face Value	% of PHT Portfolio Fair Value
13	A++ (Superior)	6.4%	6.6%	6.1%	5.8%
69	A+ (Superior)	54.9%	58.5%	54.7%	59.1%
113	A | A- (Excellent)	27.7%	24.5%	28.2%	24.4%
9	B++ (Very Good)	0.5%	0.3%	0.5%	0.2%
8	B+ (Very Good)	0.1%	0.0%	0.1%	0.1%
4	B (Fair)	3.4%	3.0%	3.4%	3.2%
1	C++ (Marginal)	0.0%	0.0%	0.0%	0.0%
31	NR (Not Rated)	7.0%	7.1%	7.0%	7.2%
248		100.0%	100.0%	100.0%	100.0%

The Portfolio consists of two types of interests: Position Holder Trust Interests and Continuing Fractional Holder Interests. Most Policies will have both interests because of the Debtors’ sale of fractional interests in the Policies. As of December 31, 2017, the Policy holdings of Position Holder Trust Interests and Continuing Fractional Holder Interests , as well as the Aggregate Face Value and Aggregate Fair Value, broken-out into the various age ranges is summarized below:

Insured's Age (between ages)	Number of Insured	Aggregate Face Value	Aggregate Fair Value	PHT	CFH
90-98	224	$605,501,221	172,118,306	57%	43%
80-89	370	1,210,083,774	289,933,944	57%	43%
70-79	82	22,200,419	5,971,367	95%	5%
60-69	668	65,823,735	3,262,141	52%	48%
50-59	1,482	148,673,574	379,316	27%	73%
40-49	308	30,179,578	(85,835)	48%	52%
30-39	5	895,000	(8,751)	85%	15%
0-29	1	30,000	(248)	100%	0%
Totals	3,140	$2,083,387,301	$471,570,240

Policy Valuation Methodology

In assessing and determining the Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries. The Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies. This approach applies a monthly mortality scale as generated by the specific life expectancy (LE) and/or a default mortality multiplier of each insured, which is used to project the Portfolio’s present value of net cash flows (death benefits less premium payments and 2.65% Servicing Company compensation). The mortality scale is actuarially rolled forward from the LE underwriting date to the valuation date. The Trust will not obtain current medical information for each insured, which would be necessary to update the LE’s, due to the significant time and financial burden that would be required.

Accordingly, as LE’s become aged, less weight will be applied to them and more weight will be placed with the default mortality multiplier. A 25% discount will be applied quarterly starting 21 months past the underwriting date until the aged LE date is fully discounted and replaced by the default mortality multiplier. A LE that is 24 to 26 months old will have a 50% discount, a LE that is 27 to 29 months old will have a 75% discount, and a LE greater than or equal to 30 months will solely use the default mortality multiplier.  If a Policy did not have a LE, a default mortality multiplier was applied, based on the mortality tables developed by the U.S. Society of Actuaries . The mortality multipliers currently used are: 100% for the life settlements and 350% for the viaticals, regardless of gender. On a quarterly basis, we will compare actual mortalities to expected mortalities and refine the mortality multipliers as appropriate.

The monthly net cash flows with interest and survivorship were discounted to arrive at the Portfolio’s estimated value as of December 31, 2017 and 2016. Future changes in the life expectancies and estimated cash flows could have a material effect on the Portfolio’s fair value, and the Trust’s financial condition and results of operations. See Note 6 to the accompanying financial statements included in Item 8 for additional detail.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

During 2016 and early 2017, the Position Holder Trust leased certain buildings that were previously occupied by the Debtors at market rates from unaffiliated parties. The leases expired on May 31, 2017 and were not renewed. The Trust maintains a small leasehold interest in the Subservicer’s office space for $1,000 per month.

Item 3.	Legal Proceedings

Pursuant to the Plan, all causes of action held by the Debtors were assigned to and will be pursued by the Creditors’ Trust. Accordingly, other than resolution of disputes relating to certain claims held by Investors in accordance with the Plan and the Position Holder Trust Agreement, the Position Holder Trust and IRA Partnership are not involved in any legal proceedings, other than as noted below.

The previously disclosed appeal of the Garner v. Atay, Case No. 16-11436, filed September 27, 2016 in the United States Court of Appeals for the Fifth Circuit was dismissed by the court as moot on November 29, 2017.

In Ostreicher v. The Lincoln National Life Insurance Company et al; No. 1:17-cv-06904-NGG-JO filed on November 20, 2017 in the United States District Court for the Eastern District of New York, the plaintiff sued ATLES and several other parties claiming that the sale of a $5 million policy to the Debtors in 2012 was invalid and that he is the actual owner of the policy.  The policy at issue has matured and the insurer, Lincoln National Life Insurance Company paid the proceeds of the policy to ATLES.  The Position Holder Trust believes that it will ultimately prevail in this case, which is presently awaiting the filing of motions to dismiss or answers by the defendants.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrants do not have a class of common equity outstanding. There is no trading market for the Position Holder Trust Interests, Continuing Fractional Interests or the IRA Partnership Interests, which we collectively refer to as the “New Interests,” and none is expected to develop. The New Interests cannot be transferred unless the seller delivers an opinion of counsel (acceptable to the Trustee) that the proposed transfer (i) complies with all state and federal securities laws; (ii) will not cause the Trust or the IRA Partnership (as the case may be), to be required to register as an investment company and (iii) will not cause the Trust or the IRA Partnership to be taxed as a corporation. In addition, the Plan forbids the Trust from (a) listing the New Interests on any exchange or quotation system; (b) taking any action, directly or indirectly to develop a trading market; (c) acting as a broker/dealer or (d) disseminating information or otherwise facilitating trading activities.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The statements in this discussion and analysis concerning expectations regarding the Position Holder Trust’s and the IRA Partnership's future performance, liquidity and capital resources, as well as other non-historical statements are forward-looking statements that involve substantial risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements; although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including the factors set forth below and elsewhere in this report:

•	uncertainties and estimates related to the valuation of life insurance policy assets reflected on our financial statements;

•	uncertainties and estimates related to our ability to make cash distributions in satisfaction of payment obligations as life insurance policies mature;

•	the reliability of assumptions underlying our actuarial models, including life expectancy estimates;

•	risks relating to the validity and enforceability of the life insurance policies in our portfolio;

•	our reliance on information provided and obtained by third parties;

•	increasing cost-of-insurance (premiums) on the life insurance contracts in our portfolio;

•	our limited operating history; and

•	general economic outlook, including prevailing interest rates.

These forward-looking statements are based on current expectations, estimates and projections about us, our beliefs and our assumptions and the information currently available to us. Although we believe that the assumptions for these forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Consequently, no representation or warranty can be given that the estimates, opinions, or assumptions made in or referenced will prove to be accurate. The actual results of the Trust and IRA Partnership could differ materially from those suggested or implied by any forward-looking statements. We undertake no obligation to update our forward-looking statements.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this report.

Business Overview

The Position Holder Trust and the IRA Partnership came into existence on December 9, 2016, as a result of the Plan of Reorganization confirmed pursuant to the Chapter 11 bankruptcy proceeding initiated in 2015 by Life Partners Holdings, Inc. The Trust’s primary asset is a life insurance portfolio of 3,140 Policies, with an aggregate fair value of $471.6 million and an aggregate face value of approximately $2.1 billion at December 31, 2017. The Trust’s portion of the Portfolio has a fair value of $272.1 million and a face value of $1.3 billion at December 31, 2017. Adjustments in the calculation of aggregate fair value of the Portfolio may occur over time as maturities ensue in the Portfolio and life expectancies change.

The Bankruptcy Court organized the Trust and IRA Partnership in order to liquidate the assets of the Debtors in a manner calculated to conserve, protect and maximize the value of the assets, and to distribute the proceeds thereof in accordance with the Plan. The Trust and IRA Partnership have no other business interests nor operations and will not acquire any additional life insurance policies. The IRA Partnership’s sole assets are beneficial interest units in the Trust.

Continuing Operations

While the Position Holder Trust is a liquidating trust with no intent to continue or to engage in a trade or business, the nature of the life insurance policies assets being liquidated are such that it is not practical or advantageous to simply liquidate the Policies by disposing of them.  In this regard, there is no viable secondary market for the Policies, nor is there another practical means of disposing of them or monetizing them in the near term.

The Position Holder Trust expects that fulfilling its liquidating purpose will require a significant amount of time. As such, the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries by maintaining the majority of its Policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

The IRA Partnership operations consist entirely of its interests in the operations of the Trust and will continue as long as the Trust is liquidating its assets.  The Partnership utilizes the equity method of accounting for its interests in the Trust and recognizes its proportionate interest in the results of the Trust’s continuing operations accordingly.

Results of Continuing Operations

Year Ended December 31, 2017

The Position Holder Trust’s net increase in net assets resulting from operations for the year ended December 31, 2017 was $35.2 million. The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the year ended December 31, 2017. The following is the analysis of net increase in net assets resulting from operations for the year ended December 31, 2017:

Income	$50,602,809
Expense	(15,410,975)
Net increase in net assets resulting from operations	$35,191,834

The following table provides a roll-forward in the changes in fair value for the year ended December 31, 2017, for the PHT Portfolio:

Balance at December 31, 2016	$263,579,040
Realized gain on matured policies	60,812,229
Unrealized gain on assets held at December 31, 2017	(10,882,132)
Change in fair value	49,930,097

Matured policies, net of fees	(78,913,426)
Premiums paid	37,545,076
Balance at December 31, 2017	$272,140,787

The change in fair value of the Trust’s life insurance Policies is primarily due to realized gains on maturities, premiums paid, unwinding the discount over time, and changes in valuation assumptions, including mortality and discount rates.

As of December 31, 2017, the Portfolio held 3,140 Policies with an estimated fair value of $471.6 million compared to 3,252 Policies with a fair value of $470.7 million at December 31, 2016, an increase of $0.9 million. Of the Portfolio value, $272.1 million is attributable to the PHT Portfolio and $199.5 million to the Continuing Fractional Holders. As of December 31, 2017, the Policies’ aggregate death benefit was approximately $2.1 billion, which was comprised of $1.8 billion in life settlement contracts and $252.0 million in viatical contracts.

The Policies were valued using a base or foundational discount rate of 15%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 25.45% for Life Settlements and 31.82% for Viaticals. See, Note 6, Fair Value Measurements to the accompanying consolidated financial statements.

Interest expense for the year ended December 31, 2017 primarily consisted of $5.8 million on the Vida loan and $1.1 million on the NIRAN note payable.

Period Ended December 31, 2016

The Position Holder Trust’s net increase in net assets resulting from operations for the period from December 9, 2016 to December 31, 2016, was $899 thousand. There was no tax expense nor benefit for the year ended December 31, 2016. The following is the analysis of the net increase in net assets resulting from operations for the period ending December 31, 2016:

Income	$2,559,020
Expense	(1,660,445)
Net increase in net assets resulting from operations	$898,575

The following table provides a roll-forward in the changes in fair value for the period ended December 31, 2016, for the Trust’s Policies:

Contributed balance at December 9, 2016	$267,769,937

Realized gain on matured policies	5,569,231
Unrealized gain on assets held at December 31, 2016	(3,010,211)
Change in fair value	2,559,020

Matured policies, net of fees	(6,749,917)

Balance at December 31, 2016	$263,579,040

The change in fair value of the Trust’s Policies is primarily due to realized gains on maturities and changes in valuation assumptions, including mortality and discount rates.

As of December 31, 2016, the Portfolio held 3,252 Policies with an estimated fair value of $470.7 million compared to 3,258 Policies with a fair value of $478.0 million at December 9, 2016, a decrease of $7.3 million or 1.5%. Of the Portfolio’s fair value, $263.6 million is attributable to the Position Holder Trust and $207.1 million to the Continuing Fractional Holders. As of December 31, 2016, the Policies’ aggregate death benefit was approximately $2.2 billion, which was comprised of $1.9 billion in life settlement contracts and $260.7 million in viatical contracts.

The Policies were valued using a base or foundational discount rate of 15%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 24.74% for Life Settlements and 31.74% for Viaticals. See, Note 6, Fair Value Measurements.

Interest expense for the period ending December 31, 2016 consisted of $387 thousand on the Vida loan, $274 thousand for the Maturity Funds Facility, and $81 thousand on the NIRAN note payable.

Investing Activities

During the year ended December 31, 2017, the Position Holder Trust paid premiums on Policies totaling $37.5 million on the PHT Portfolio. In addition, the Trust received $66.9 million from the maturity of life settlements during the year ended December 31, 2017.  The Position Holder Trust did not engage in any material investing activities during the period ended December 31, 2016.

Financing Activities

The Position Holder Trust paid of $19.9 million of its outstanding notes payable during the year ended December 31, 2017.  The Trust received $207.1 million of contributed cash at creation on December 9, 2016. In addition, Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc. provided the $55 million Exit Loan Facility necessary to provide for consummation of the reorganization transactions contemplated by the Plan. The Maturity Funds Facility of $27.2 million was repaid during 2016.

Off-Balance Sheet Arrangements

As of December 31, 2017, and 2016, the Position Holder Trust and IRA Partnership had no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2017, the Position Holder Trust had $78.1 million of cash primarily consisting of $5.7 million held to pay Policy premiums, $30.2 million was held to pay for premiums collected and due on behalf of the Continuing Fractional Holders, $23.6 million was held to pay pre and post effective date maturities collected and owed to Continuing Fractional Holders, $16.6 million was held as collateral deposits on debt, and $1.8 million was available to pay for operating expenses of the Trust. The primary need for working capital is to pay premiums on Policies and expenses relating to administration of the Trust and its assets. The Trust believes that these financial resources, in addition to proceeds from maturities, line of credit, and Maturity Funds Facility, are sufficient for it to continue its operations and to issue funds, as necessary, throughout the twelve months after the date of this report.

The Trust’s total outstanding liabilities decreased by $47.6 million from $178.4 million at December 31, 2016, to $130.8 million at December 31, 2017. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities associated with the payout of pre and post effective date maturities of $23.7 million, notes payable of $19.9 million, Creditors’ Trust funding of $10.0 million, and certain other obligations associated with the bankruptcy and organization of the Trust and IRA Partnership, including interest, offset by increase in liabilities for premiums payable of $4.4 million.

At December 31, 2016, the Trust had $110.3 million of cash primarily consisting of $27.5 million held to pay Policy premiums, $25.8 million held to pay for premiums collected and due on behalf of the Continuing Fractional Holders, $26.2 million held to pay the outstanding pre-effective date maturities collected and owed to Continuing Fractional Holders, and $24.0 million was available to pay for operating expenses of the Trust. The Trust’s total outstanding liabilities decreased by $97.3 million from $275.7 million at the Effective Date, to $178.4 million at December 31, 2016. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities associated with the payout of funds related to Pre-Effective Date Maturities of $104.7 million, Maturity Funds Facility of $27.5 million, including interest, and certain other obligations associated with the bankruptcy and organization of the Trust and IRA Partnership.

Pursuant to the Servicing Agreement, fees for servicing the Policies will be paid out of the death benefits paid on Policies in an amount equal to 2.65% of the death benefits paid. In addition, the Trust is required by the Plan to contribute $12 million to the Creditors’ Trust over the three-year period following the Effective Date. An initial $2 million was contributed to the Creditors’ Trust on December 9, 2016, and an additional $5 million was contributed in both January and December 2017.

Outstanding debt for the year ended December 31, 2017, included $35.0 million of outstanding principal on the Exit Loan Facility, $36.5 million of New IRA Notes, and $2.6 million to Thomas Moran.  Outstanding debt as of December 31, 2016, included $55.0 million of outstanding principal on the Exit Loan Facility and $36.5 million of New IRA Notes, and $2.6 million to Thomas Moran.

Loan Facilities

Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc. provided the $55 million Exit Loan Facility needed to provide for consummation of the reorganization transactions contemplated by the Plan. At the same time, Vida Longevity Fund, LP, also an affiliate of Vida Capital, Inc., provided a $25 million revolving line of credit. The obligations are secured by liens on virtually all of the Position Holder Trust’s assets.

The Plan authorizes the Trustee to use the Maturity Funds Facility to borrow on a short-term revolving basis to fund its premium reserves. The Position Holder Trust is also entitled to access the cash surrender value included in the beneficial ownership registered in its name from time to time to use for any purpose permitted by the Position Holder Trust Agreement, including to satisfy its share of the premium obligations relating to the Policies. If any such use results in a decrease in the death benefit payable under the related Policy, the decrease will reduce the Trust’s share of the maturity proceeds of the Policy, or if the Trust’s share is insufficient, it must make up the difference.

New IRA Notes

The Debtors’ estate included 1,177 security holders who held their positions through their individual retirement accounts, which are prohibited investments for an IRA. As a result, the Plan included a mechanism to resolve the IRA investors’ claims by establishing the IRA Partnership and authorizing the issuance of the New IRA Notes.

The Position Holder Trust is authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.00% per annum, due 2031. As of December 31, 2017, there were $36.5 million of New IRA Notes outstanding, with accrued interest of $109 thousand through December 31, 2017. Interest is payable annually. The first payment of $1.1 million was made in December 2017. As of December 31, 2016, the outstanding amount of the New IRA Notes was $36.5 million, with accrued interest of $81 thousand as of December 31, 2016.

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

Other Notes Payable

On March 28, 2017, the Bankruptcy Court allowed $5.5 million to be paid as compensation for the services rendered by H. Thomas Moran as the Chapter 11 Trustee, with fifty percent (50%), or $2.8 million, paid promptly. The remaining amount is to be paid in cash pursuant to the terms of an unsecured promissory note issued by the Trust. The note does not bear interest and the principal amount will be paid in three equal annual installments on January 1 of 2019, 2020 and 2021, with the full principal amount paid no later than December 30, 2021, or in full on or after January 1, 2019.

Critical Accounting Policies

Position Holder Trust

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

The Trust’s valuation of life insurance policies is a critical estimate within the financial statements. The Trust currently uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in the industry. The Trust calculates the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value are the Trust’s estimate of the insureds’ life expectancy and the discount rate. See Note 6, “Fair Value Measurements”.

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

Premiums  receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid by the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons’ obligations and not the Trust’s. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan.

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At December 31, 2017 and 2016, the allowance for doubtful accounts totals $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities receivable

Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred but payment was not received as of the end of the reporting period.

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

The Financial Accounting Standards Board (“FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2017 and 2016.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.0 million as of December 31, 2017 related to taxes, penalties, and interest from the Debtors’ 2008, 2009 and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

Use of Estimates

The preparation of these financial statements, in conformity with GAAP, requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. The estimates related to the valuation of the life insurance policies represent significant estimates made by the Trust.

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

There exists a legal risk that courts would allow insurance carriers to deny paying benefits and retain premiums paid by the Trust in respect of insurance policies that are successfully rescinded or contested. In addition, the Trust's title or right to benefit from an insurance policy may be challenged by the insurer or the insured’s family.

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

Creditors’ Trust Funding Obligation

Pursuant to the Plan, in December 2016 the Trust contributed $2 million to the Creditors’ Trust that was also established contemporaneously under the Plan. As of December 31, 2016, the Trust was obligated to fund an additional $10 million. The Trust paid $5 million in January 2017 and another $5 million in December 2017.

Premium  Liability

As of December 31, 2017, and 2016, the Trust holds $30.2 million and $25.8 million, respectively, in escrow for future payment of the continuing fractional holders’ premium obligations. To the extent that these funds are not used for premium payments, they are refundable to the respective continuing fractional holder.

Maturity Liabilities

As of December 31, 2017, and 2016, the Trust holds $23.6 million and $38.0 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

On December 9, 2016, the Trust received funds related to maturities that occurred prior to the formation of the Trust. These funds are recognized as a liability on the accompanying balance sheet as pre-effective maturity liabilities owed to the fractional interest holders. Additionally, the Trust has recorded a receivable for maturities that occurred prior to December 9, 2016 where proceeds were not received as of that date. This receivable is $9.0 million as of December 31, 2016 and is included in maturity liabilities on the accompanying balance sheet.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board (“IASB”) standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. The Trust does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

IRA Partnership

Equity Method Accounting

The Partnership accounts for its investment in the PHT using the equity method of accounting in accordance with Accounting Standards Codification (ASC) 323, Investments – Equity Method and Joint Ventures. The Partnership and the Trust are closely connected, with a common trustee and common management.  As a result of this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.

Undistributed earnings attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately $11.3 million at December 31, 2017 and $615 thousand at December 31, 2016.

Income Taxes

No provision for state or Federal income taxes has been made as the liability for such taxes is attributable to the members rather than the Partnership. The Partnership is a limited liability company with taxable income or loss passing through to the members. In certain instances, however, the Partnership may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due to members. Such payments on behalf of the members are deemed distributions to them.

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2017 or December 31, 2016.

Risks and Uncertainties

The Partnership, due to the nature of its assets and operations, is subject to significant risks and uncertainties affecting the Trust which encounters economic risk. The two main components of economic risk potentially impacting the Partnership’s interest in the Trust are market risk and concentration of credit risk. The Market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and result in material effects to on the Partnership’s financial position and results of operations.

Item 7A.	Quantative and Qualitive Disclosures About Market Risk

Not Applicable

Item 8.	Financial Statements

Index to Financial Statements

Life Partners Position Holder Trust

Life Partners IRA Holder Partnership, LLC

Report of Independent Registered Public Accounting Firm

To the Unit Holders, Trustee, and Governing Trust Board
Life Partners Position Holder Trust

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Partners Position Holder Trust (the "Trust") as of December 31, 2017 and 2016, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2017 and the period from December 9, 2016 (inception) to December 31, 2016 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and the period from December 9, 2016 to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Trust's auditor since 2017.

Auburn Hills, Michigan
March 30, 2018

LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEET

DECEMBER 31,

	2017	2016
Assets
Cash	$1,800,047	$23,927,247
Maturities receivable	19,438,534	7,386,420
Premiums receivable, net	-	661,878
Prepaids and other assets	81,703	164,867
Restricted cash	76,304,593	86,404,674
Life insurance policies	272,140,787	263,579,040
Total assets	$369,765,664	$382,124,126

Liabilities
Notes payable	$74,086,192	$94,010,671
Assumed tax liability	2,243,302	4,102,099
Creditor trust funding	-	10,000,000
Premium liability	30,225,729	25,776,263
Maturity liabilities	23,643,936	38,026,076
Accounts payable	34,507	200,072
Assumed liabilities	18,293	5,741,922
Accrued expenses	572,317	517,469

Commitments and contingencies (Note 2)

Total liabilities	$130,824,276	$178,374,572

Net assets	$238,941,388	$203,749,554

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017 and PERIOD FROM INCEPTION (DECEMBER 9, 2016) TO
DECEMBER 31, 2016

	2017	2016
Income
Change in fair value of life insurance policies	$49,930,097	$2,559,020
Other income	672,712	-
Total income	50,602,809	2,559,020

Expenses
Interest expense	$7,083,398	$741,855
Legal fees	4,116,354	728,198
Insurance	105,100	88,952
Professional fees	3,277,443	70,515
Other general and administrative	828,680	30,925

Total expenses	$15,410,975	$1,660,445

Net increase in net assets resulting from operations	$35,191,834	$898,575

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF  CHANGES IN  NET ASSETS
YEAR ENDED DECEMBER 31, 2017 and PERIOD FROM INCEPTION (DECEMBER 9, 2016) TO
DECEMBER 31, 2016

	2017	2016
Net assets, beginning of period	$203,749,554	$—
Contributed assets	-	478,504,933
Liabilities assumed	-	(275,653,954)
Net increase in net assets resulting from operations	35,191,834	898,575

Net assets, end of period	$238,941,388	$203,749,554

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017 and PERIOD FROM INCEPTION (DECEMBER 9, 2016) TO
DECEMBER 31, 2016

	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$35,191,834	$898,575
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(49,930,097)	(2,559,020)
Change in assets and liabilities:
Premiums receivable, net	661,878	2,382,480
Prepaids and other assets	83,164	(10,587)
Assumed tax liability	(1,858,797)	-
Creditor trust funding	(10,000,000)	-
Premium liability	4,449,466	-
Maturity liabilities	(14,382,140)	(98,098,679)
Accounts payable	(165,565)	198,750
Assumed liabilities	(5,723,629)	(27,720,460)
Accrued expenses	54,848	517,469
Net cash flows (used in) operating activities	(41,619,038)	(124,391,472)
Cash flows from investing activities:
Premiums paid on life settlements	(37,545,076)	-
Net proceeds from maturity of life settlements	66,861,312	(183,744)
Net cash flows provided by (used in) investing activities	29,316,236	(183,744)
Cash flows from financing activities:
Contributed cash	-	207,083,599
Proceeds from issuance of notes payable	-	55,000,000
Payment of maturity funds facility		(27,176,462)
Payments on notes payable	(19,924,479)	-
Net cash flows provided by (used in) financing activities	(19,924,479)	234,907,137

Net increase (decrease) in cash	(32,227,281)	110,331,921

Cash, beginning of period	110,331,921	—

Cash, end of period	$78,104,640	$110,331,921

Supplemental cash flow information:
Cash	1,800,047	$23,927,247
Restricted cash	76,304,593	86,404,674

Total cash	$78,104,640	$110,331,921

Cash paid for interest	$7,325,023	$273,974

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 1 - Operations and Significant Accounting Policies

Operations

Life Partners Position Holder Trust (the “Trust”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc.,  et al.  (the “Debtors”), dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on November 1, 2016. Life Partners Holdings, Inc. was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation. From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies. LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business. Life Partners and LPI Financial Services also filed for protection under Chapter 11 of the Bankruptcy Code.

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy, pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of December 31, 2017, there were 10,187 holders of the 1,162,059,511 Units outstanding. As of December 31, 2016, there were 12,243 holders of the 1,012,364,792 Units outstanding. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the economic interest of continuing fractional interest holders. As of December 31, 2017, the Trust’s portion of the portfolio consists of 3,140 life insurance policies, with a fair value of $272.1 million and an aggregate face value of approximately $1.3 billion. As of December 31, 2016, the Trust’s portion of the portfolio consists of 3,252 life insurance policies, with a fair value of $263.6 million and an aggregate face value of approximately $1.3 billion. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the financial statements of the Trust.

A summary of contributed assets and liabilities assumed by the Trust on December 9, 2016 were as follows:

Contributed assets
Cash	$207,083,599
Life insurance policies	267,769,937
Premiums receivable	3,044,358
Prepaids and other assets	607,039
$478,504,933
Assumed liabilities
Maturity funds facility	$27,176,462
Maturity liability	136,124,755
Premium escrow liability	25,776,263
Assumed tax liability	4,102,099
Notes payable	39,010,671
Creditor's trust funding	10,000,000
Assumed liabilities	33,462,382
Other	1,322
$275,653,954

Description of Securities

Units represent beneficial interests in the Trust, and all holders of Units are entitled to receive cash distributions from the Trust in accordance with their respective pro rata shares. A Trust beneficiary’s respective ‘‘Pro Rata Share’’ means the ratio, expressed as a percentage, of (i) the number of Units which such Trust Beneficiary is the registered owner, to (ii) the total number of Units outstanding as of the measurement date, subject to modification for purposes of distributing any recovered assets.

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

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

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

The Trust’s valuation of life insurance policies is a critical estimate within the financial statements. The Trust currently uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in its industry. The Trust calculates the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value are the Trust’s estimate of the insureds’ life expectancy and the discount rate. See Note 6, “Fair Value Measurements”.

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

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid by the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons' obligations and not the Trust. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan, as recently modified by the Bankruptcy Court.

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At December 31, 2017 and 2016, the allowance for doubtful accounts was $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities Receivable

Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred but payment was not received as of the end of the reporting period.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2017 and 2016.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.0 and $2.9 million as of December 31, 2017 and 2016, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009 and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

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

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

There exists a legal risk that courts would allow insurance carriers to retain premiums paid by the Trust in respect of insurance policies that are successfully rescinded or contested. In addition, the Trust's title or right to benefit from an insurance policy may be challenged by the insurer or the insured’s family.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more for premiums.

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the FDIC. However, from time to time the Trust's balances may exceed the FDIC insurable amount at its banks.

Creditors’ Trust Funding Liability

Pursuant to the Plan, in December 2016 the Trust contributed $2 million to the Creditor’s Trust that was also established contemporaneously under the Plan. As of December 31, 2016, the Trust was obligated to fund an additional $10 million. The Trust paid $5 million to the Creditor’s Trust in January and another $5 million in  December 2017.

Premium  Liability

As of December 31, 2017 and 2016, the Trust holds $30.2 million and $25.8 million, respectively in escrow for future payment of the continuing fractional holders’ premium obligations. To the extent that these funds are not used for premium payments, they are refundable to the respective continuing fractional holder.

Maturity Liabilities

As of December 31, 2017, and 2016, the Trust holds $23.6 million and $38.0 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

On December 9, 2016, the Trust received funds related to maturities that occurred prior to the formation of the Trust. These funds are recognized as a liability on the accompanying balance sheet as pre-effective maturity liabilities owed to the fractional interest holders. Additionally, the Trust has recorded a receivable for maturities that occurred prior to December 9, 2016 where proceeds were not received as of that date. This receivable is $9.0 million as of December 31, 2016 and is included in maturity liabilities on the accompanying balance sheet.

Reclassifications

Certain reclassifications have been made to the 2016 financial statement presentation to correspond to the current year’s format. Total assets, net assets, and changes in net assets resulting from operations are unchanged due to these reclassifications.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB and the International Accounting Standards Board (“IASB”) standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. The Trust does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

Note 2 - Commitments and Contingencies

Litigation

In accordance with applicable accounting guidance, the Trust establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Trust does not establish an accrued liability. As a litigation or regulatory matter develops, the Trust, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Such matters will continue to be monitored for further developments.

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Indemnification of Certain Persons

Under certain circumstances, the Trust may be required to indemnify certain persons performing services on behalf of the Trust for liability they may incur arising out of the indemnified persons' activities conducted on behalf of the Trust. There is no limitation on the maximum potential payments under these indemnification obligations, and, due to the number and variety of events and circumstances under which these indemnification obligations could arise, the Trust is not able to estimate such maximum potential payments. The Trust has not made any payments under such indemnification obligations, and no amount has been accrued in the accompanying financial statements for these indemnification obligations of the Trust.

Note 3 - Restricted Cash

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of December 31, 2017, and 2016, the Trust has approximately $23.6 million and $33.1 million, respectively in the pre and post effective maturity escrow account which are distributable to the fractional interest holders in those policies. The Plan further requires the Trust to maintain certain premium reserves in a segregated account. As of December 31, 2017 and 2016 those reserves for Policy premiums are approximately $5.7 million and $27.5 million, respectively. The Trust also maintains escrow accounts on behalf of the continuing fractional interest holders from which to fulfill their premium obligations, as of December 31, 2017 and 2016, the Trust holds approximately $30.2 million and $25.8 million, respectively, on their behalf. At December 31, 2017, the Trust also held $16.6 million as collateral deposits on debt.

Note 4 - Life Insurance Policies

As of December 31, 2017, the Trust owns an interest in 3,140 policies of which 600 are life settlement policies and 2,540 are viaticals (the “PHT Portfolio”). As of December 31, 2016, the Trust owns an interest in 3,252 policies of which 654 are life settlement policies and 2,598 are viaticals. The PHT Portfolio’s aggregate face value is $1.3 billion as of December 31, 2017 of which $1.1 billion is attributable to life settlements and $179.1 million is attributable to viaticals. The PHT Portfolio’s aggregate face value is $1.3 billion as of December 31, 2016 of which $1.12 billion is attributable to life settlements and $191.2 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $272.1 million as of December 31, 2017 of which $270.6 million is attributable to life settlements and $1.5 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $263.6 million as of December 31, 2016 of which $261.6 million is attributable to life settlements and $2.0 million is attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See “Life Insurance policies,” in Note 6, “Fair Value Measurements”. The following table summarizes the Trust's life insurance policies grouped by remaining life expectancy as of:

December 31, 2017:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	21	$45,189,634	$36,855,871
1-2	33	61,077,238	36,814,730
2-3	60	65,934,777	30,372,137
3-4	57	94,187,235	31,657,796
4-5	130	211,916,460	50,004,422
Thereafter	2,839	784,622,390	86,435,831
Total	3,140	$1,262,927,734	$272,140,787

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

December 31, 2016:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	19	$26,906,072	$22,344,600
1-2	29	59,109,822	38,672,708
2-3	60	53,027,573	26,251,734
3-4	59	95,930,412	35,577,890
4-5	86	112,725,236	29,193,315
Thereafter	2,999	942,298,899	111,538,793
Total	3,252	$1,289,998,014	$263,579,040

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of December 31, 2017, are as follows:

2018	$44,153,752
2019	50,945,512
2020	52,032,825
2021	47,956,157
2022	42,096,660
Thereafter	171,254,328
Total	$408,439,234

The amount of $408.4 million represents the estimated total future premiums payable by the Trust. The Trust is required to pay its portion to keep the life insurance policies in force during the life expectancies of all the underlying insured lives. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differs from the estimated life expectancies. If the continuing fractional holders default on their future premium obligations, the Trust’s premium liability may increase.

The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.

Note 5 - Notes Payable

On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Principal is due in full on December 9, 2018 but is not subject to a prepayment penalty. Substantially all of the Trust’s assets collateralize the loan.  The Trust made principal payments of $20 million in 2017 leaving a balance outstanding on the term loan of $35 million at December 31, 2017.

On December 9, 2016, the Trust entered into a revolving line of credit with Vida Longevity Fund, LP, an affiliate of Vida Capital, Inc., for $25.0 million. Interest accrues at 11% of outstanding balance and is paid quarterly. The line of credit matures on December 9, 2018, at which point any amount outstanding is due in full. As of December 31, 2017, and 2016, no amounts have been drawn on the line of credit.

In accordance with the Plan, the Trust issued New IRA notes of $36.5 million in exchange for claims against the Debtor’s estate and the incidental interests in life insurance policies. Those policies collateralize the Trust’s obligations under the notes. Interest accrues at 3% of outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the notes, beginning in December 2017, the Trust is required to make annual payments to a sinking fund for the principal payment due at maturity. Such fund is included in restricted cash on the accompanying balance sheet.

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

On March 28, 2017, the Trust, was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was due and paid promptly after the Court order on March 28, 2017 and is included in assumed liabilities on the accompanying balance sheet at December 31, 2016. The remaining balance is in the form of a note payable and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note was been discounted by $0.2 million, based on an implied interest rate of 3%.

Future scheduled principal payments on the above notes payable and required sinking fund contributions are as follows as of December 31, 2017:

Year ending December 31:	Sinking Fund	Notes Payable
2018	$2,432,886	$35,000,000
2019	2,432,886	916,667
2020	2,432,886	916,667
2021	2,432,886	916,666
2022	2,432,886	-
Thereafter	21,887,452	36,493,298
	$34,051,882	$74,243,298

Note 6 - Fair Value Measurements

The Trust carries its life insurance policies at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value measurements are classified based on the following fair value hierarchy:

Level 1 — Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 — Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

The balances of the Trust's assets measured at fair value on a recurring basis as of December 31, 2017, are as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life insurance policies	$—	$—	$272,140,787	$272,140,787
	$—	$—	$272,140,787	$272,140,787

The balances of the Trust's assets measured at fair value on a recurring basis as of December 31, 2016, are as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life insurance policies	$—	$—	$263,579,040	$263,579,040
	$—	$—	$263,579,040	$263,579,040

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at 12/31/17	Face value at 12/31/17	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Life insurance policies	$272,140,787	$1,262,927,734	Discounted cash flow	Discount rate	24.45%-31.82%

	Fair Value at 12/31/16	Face value at 12/31/16	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Life insurance policies	$263,579,040	$1,289,998,014	Discounted cash flow	Discount rate	24.74%-31.74%

Following is a description of the methodologies used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy.

In assessing and determining the Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries. The Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies. This approach applies a monthly mortality scale as generated by the specific life expectancy (LE) and/or a default mortality multiplier of each insured which is used to project the Portfolio’s present value of net cash flows (death benefits less premium payments and Servicing Company compensation). The mortality scale is actuarially rolled forward from the LE underwriting date to the valuation date. The Trust will not obtain current medical information for each insured which would be necessary to update the LE’s due to the significant time and financial burden that would be required. Accordingly, as LE’s become aged, less weight will be applied to them and more weight will be placed with the default mortality multiplier. A 25% discount will be applied quarterly starting 21 months past the underwriting date unit the aged LE date is fully discounted and replaced by the default mortality multiplier. An LE that is 24 to 26 months old will have a 50% discount, an LE that is 27 to 29 months old will have a 75% discount, and an LE greater than or equal to 30 months will solely use the default mortality multiplier, as described below.

If a policy did not have a LE, or the LE became aged, a default mortality multiplier, based on the mortality tables developed by the U.S. Society of Actuaries was applied. Currently, the mortality multipliers used are: 100% for the life settlements and 350% for the viaticals, regardless of gender. On a quarterly basis, we will compare actual mortalities to expected mortalities and refine the mortality multipliers as appropriate.

The Servicing Company is paid 2.65% of each maturity as compensation. The estimated cash flows of the Policies are net of such compensation.

The monthly net cash flows with interest and survivorship were discounted to arrive at the Portfolio’s estimated value as of December 31, 2017 and 2016. Future changes in the life expectancies and estimated cash flows could have a material effect on the Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

Life expectancy estimates are a significant input in the fair value determination. Future changes in the life expectancy estimates could have a material effect on the Portfolio’s fair value, which could have a material effect on its financial condition and results of operations.  The tables below reflect the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimates increase by 5% or decrease by 5%, the change in estimated fair value of the life insurance policies would be as follows:

December 31, 2017:

Life Expectancy Months Adjustment	Average life expectancy	Value	Change in Value
- 5%		$286,717,730	$14,576,943
No change	3.6 years	$272,140,787	$—
+ 5%		$257,057,325	$(15,083,462)

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

December 31, 2016:

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percent and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows:

December 31, 2017

Rate Adjustment	Value	Change in Value
+2%	$259,806,309	$(12,334,478)
No change	$272,140,787	$—
-2%	$285,785,223	$13,644,436

December 31, 2016

Rate Adjustment	Value	Change in Value
+2%	$250,218,915	$(13,360,125)
No change	$263,579,040	$—
-2%	$278,442,322	$14,863,282

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of the Trust's life insurance policies as of

December 31, 2017:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	11.5%	13.6%	A+
Transamerica Financial Life Insurance	9.4%	11.5%	A+
John Hancock Life Insurance (USA)	7.9%	12.4%	A+

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

December 31, 2016:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	11.4%	14.6%	A+
Transamerica Financial Life Insurance	9.4%	10.72%	A+
John Hancock Life Insurance (USA)	7.3%	10.6%	A+

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the Trust’s life insurance policies:

Balance at December 31, 2016	$263,579,040
Realized gain on matured policies	60,812,229
Unrealized gain on assets held	(10,882,132)
Change in fair value	49,930,087

Matured policies, net of fees	(78,913,426)
Premiums paid	37,545,076
Balance at December 31, 2017	$272,140,787

Contributed balance at December 9, 2016	$267,769,937

Realized gain on matured policies	5,569,231
Unrealized gain on assets held	(3,010,211)
Change in fair value	2,559,020

Matured policies, net of fees	(6,749,917)

Balance at December 31, 2016	$263,579,040

Other Fair Value Considerations— All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

Report of Independent Registered Public Accounting Firm

To the Unit Holders, Manager and Advisory Committee
Life Partners IRA Holder Partnership, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Partners IRA Holder Partnership, LLC (the "Partnership") as of December 31, 2017 and 2016, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2017 and the period from December 9, 2016 (inception) to December 31, 2016 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and the period from December 9, 2016 to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Partnership's auditor since 2017.

Auburn Hills, Michigan
March 30, 2018

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
DECEMBER 31, 2017 and DECEMBER 31, 2016

	December 31, 2017	December 31, 2016

Assets
Investment in Life Partners Position Holder Trust	$150,752,520	$139,451,651
Total assets	$150,752,520	$139,451,651

Liabilities
Due to the Life Partners Position Holder Trust	$35,526	$-
Total liabilities	35,526	-
Net assets	$150,716,994	$139,451,651

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017 and PERIOD FROM INCEPTION (DECEMBER 9, 2016) to
DECEMBER 31, 2016

	2017	2016
Income
Equity income from Life Partners Position Holder Trust	$11,300,869	$615,008
Expenses
Professional fees	35,526	-
Increase in net assets	$11,265,343	$615,008

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
YEAR ENDED DECEMBER 31, 2017 and PERIOD FROM INCEPTION (DECEMBER 9, 2016) to
DECEMBER 31, 2016

	2017	2016
Net assets, beginning of period	$139,451,651	$-
Capital contributions	-	138,836,643
Increase in net assets	11,265,343	615,008
Net assets, end of period	$150,716,994	$139,451,651

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017 and PERIOD FROM INCEPTION (DECEMBER 9, 2016) to
DECEMBER 31, 2016

	2017	2016
Cash Flows from operating activities
Net income from operations	$11,265,343	$615,008
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in Investment in Life Partners Position Holder Trust	$(11,300,869)	$(615,008)
Change in assets and liabilities:
Change in Due to/from Life Partners Position Holder Trust	35,526
Net Cash used in operating activities	-	-
Net increase in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

LIFE PARTNERS IRA HOLDER PATNERSHIP, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Note 1 - Operations

The Partnership was created on December  9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al. (the “Debtors”), dated as of October  27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on November  1, 2016. Life Partners Holdings, Inc. was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation. From  1991 until  2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies. LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business. Life Partners and LPI Financial Services also filed for protection under Chapter  11 of the Bankruptcy Code.

In connection with its formation and the inception of its activities on December  9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Trust. The Partnership held 733,164,743 and 692,883,523 units as of December 31, 2017 and December 31, 2016, respectively, of the Trust’s outstanding units totaling 1,162,059,511 and 1,012,355,948 as of December 31, 2017 and December 31, 2016, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Partnership Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA Holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Position Holder Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

Note 2 - Significant Accounting Policies

Equity Method Accounting

The Partnership accounts for its investment in the PHT using the equity method of accounting in accordance with Accounting Standards Codification (ASC) 323, Investments – Equity Method and Joint Ventures. The Partnership and the Trust are closely connected, with a common trustee and common management.  As a result of this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.

Undistributed earnings attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately $11.3 million at December 31, 2017 and $615 thousand at December 31, 2016.

The following table presents summarized Trust financial data:

Balance Sheet data

	December 31, 2017	December 31, 2016
Life insurance policies	$272,140,787	$263,579,040
All other assets	97,624,877	118,545,086
Total Assets	$369,765,664	$382,124,126

Total Liabilities	$130,824,276	$178,374,572

Net Assets	$238,941,388	$203,749,554

LIFE PARTNERS IRA HOLDER PATNERSHIP, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

Income Statement Data

	December 31, 2017	December 31, 2016
Change in the fair value of life insurance policies	$49,930,097	$2,559,020
Other income	672,712	-
Total income	$50,602,809	$2,559,020

Total expenses	$15,410,975	$1,660,445

Net Increase In Net Assets Resulting From Operations	$35,191,834	$898,575

Income Taxes

No provision for state or Federal income taxes has been made as the liability for such taxes is attributable to the members rather than the Partnership. The Partnership is a limited liability company with taxable income or loss passing through to the members. In certain instances, however, the Partnership may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due to members. Such payments on behalf of the members are deemed distributions to them.

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2017 or December  31, 2016.

Use of Estimates

The preparation of these financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material.

Risks and Uncertainties

The Partnership, due to the nature of its assets and operations, is subject to significant risks and uncertainties affecting the Trust which encounters economic risk. The two main components of economic risk potentially impacting the Partnership's interest in the Trust are market risk and concentration of credit risk. Market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. It is reasonably possible that future changes to estimates involved in valuing the Trust’s life insurance policies could change and result in material effects on the Partnership’s financial position and results of operation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Internal Control Over Financial Reporting

In preparing the financial statements for the year ended December 31, 2017, for the Position Holder Trust and the IRA Partnership, we identified a material weakness in our internal control over financial reporting, as defined by the SEC guidelines for public companies. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for the oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to the Position Holder Trust and the IRA Partnership having not yet established processes and controls sufficient to ensure the accuracy of data and information regarding its Policies, insured parties and position holder interests on an ongoing basis. In addition, such controls are not fully implemented at the servicer and Subservicer, and relevant controls to monitor the performance of those organizations are not yet in place. In response to this assessment, we began implementing entity level controls to provide oversight on financial reporting and cash management provided by the Servicing Company. In addition, the Servicing Company has begun to implement new accounting and operating systems that incorporate appropriate accounting controls over their assigned functions. We believe that the continued implementation of these measures will address and remedy this material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended  December  31, 2017  that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of the Trustee and Manager, as well as the members of the Governing Trust Board and Advisory Committee. The Registrants do not have any other officers or employees.

NAME	AGE	POSITION
Eduardo S. Espinosa	52	Position Holder Trustee and Manager of the IRA Partnership

Bert Scalzo	53	Governing Trust Board Member Chairperson of the Governing Trust Board and Advisory Committee Member

Robert L. “Skip” Trimble	78	Governing Trust Board Member and Advisory Committee Member

Marc Redus	64	Governing Trust Board Member and Advisory Committee Member

Philip R. Loy	72	Governing Trust Board Member and Advisory Committee Member

Nate Evans	56	Governing Trust Board Member and Advisory Committee Member

The members of the Governing Trust Board also serve as the members of the Creditors’ Trust Governing Trust Board and as members of the Advisory Committee to the IRA Partnership. There are no family relationships between or among the Trustee or any of the members of the Governing Trust Board. Further, neither the Trustee nor any member of the Governing Trust Board over the previous ten years has: (1) had any bankruptcy petition filed by or against such person or any business entity of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or (4) been subject to any determination or ruling found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission not subsequently reversed, suspended or vacated, finding such person to have violated a federal or state securities or commodities law.

There are no committees of the Governing Trust Board or of the Advisory Committee to the IRA Partnership. The business backgrounds and certain other information about the Trustee and the members of the Governing Trust Board are set forth below:

EDUARDO S. ESPINOSA  – Position Holder Trustee and Manager of the IRA Partnership

Mr. Espinosa has served as the Trustee of the Position Holder Trust and as sole Manager of the IRA Partnership since his appointment by the Bankruptcy Court effective as of December 9, 2016. Mr. Espinosa is an attorney and has been a partner in the law firm of Akerman LLP since February 2018, where he specializes in corporate, securities and mergers and acquisitions law.  Previously, he was a member of Dykema Cox Smith since July 2012, and a partner with the law firm of K&L Gates from September 2006 to July 2012. Mr. Espinosa also served as an attorney-advisor in the SEC’s Division of Enforcement from 1995 to 1998. Mr. Espinosa has been appointed by state and federal courts to act as a receiver for troubled businesses or other entities in the past. We believe that the Bankruptcy Court approved Mr. Espinosa based upon his substantial experience as a receiver in other cases, including a prior receivership involving fractionalized life settlements and their derivatives.

BERT SCALZO  – Member of the Governing Trust Board and Advisory Committee

Mr. Scalzo was appointed to both Boards by the Bankruptcy Court effective as of December 9, 2016. Mr. Scalzo also served as Chairman of the Unsecured Creditors’ Committee in the Debtors’ bankruptcy.  Mr. Scalzo has served since 2015 as a Senior Product Manager Database Tools for IDERA, Inc. where he has developed product roadmaps, designed and implemented features and performed marketing and sales support for multiple leading database tools. From 2014 to 2015, Mr. Scalzo was the Chief Architect Database Solutions for HGST, Inc., a subsidiary of Western Digital Corporation where he was responsible for the design and marketing of flash-based Oracle and MySQL database appliances. Mr. Scalzo was the Chief Architect Database Solutions for Quest Software from 2000 to 2014, where he developed product roadmaps, designed and implemented features and performed marketing and sales support for multiple leading database tools with annual sales of over $800 million per year. We believe that the Bankruptcy Court approved Mr. Scalzo based upon his position as a creditor representative where he spent countless hours talking and corresponding with numerous investors plus his substantial experience and expertise with respect to complex database management tools and systems.

ROBERT L. “SKIP” TRIMBLE  - Member of the Governing Trust Board and Advisory Committee

Mr. Trimble was appointed to both Boards by the Bankruptcy Court effective as of December 9, 2016. Mr. Trimble has served as a principal of Catlyn Capital Corp., a Dallas-based real estate investment firm, since 1996. His responsibilities included the negotiation and documentation of the acquisition, financing and disposition of over $3.0 billion of commercial real estate. Mr. Trimble was a partner with the law firm of Winstead, McGuire, Sechrest & Trimble prior to entering the real estate development business in 1981. Mr. Trimble obtained both his economics undergraduate and graduate law degree from Southern Methodist University, where he graduated cum laude from law school. Upon graduation from law school, Mr. Trimble worked as a trial attorney in the Tax Division of the U.S. Department of Justice. We believe that the Bankruptcy Court approved Mr. Trimble based upon his substantial experience and expertise with respect to corporate and transactional legal matters and the life insurance industry.

MARC  REDUS  - Member of the Governing Trust Board and Advisory Committee

Mr. Redus was appointed to both Boards by the Bankruptcy Court effective as of December 9, 2016. Mr. Redus was a founding partner in DF&R Restaurants Inc. of Lubbock Texas in 1977, which expanded to more than 80 restaurants in 15 states, including the Harrigan’s and Don Pablo restaurant chains. Mr. Redus’ duties included all operational facets of the restaurant business, including accounting, finance, real estate and construction. Mr. Redus has served as a fourth-grade teacher for the Covenant School in Dallas Texas, and has been a member of the advisory board for Wynn Crosby Energy, a private oil and gas company located in Dallas Texas, for more than 15 years. We believe that the Bankruptcy Court approved Mr. Redus based upon his position on the creditors’ committee, as well as his experience and expertise with respect to business and financial matters.

PHILIP R. LOY  – Member of the Governing Trust Board and Advisory Committee

Mr. Loy was appointed to both Boards by the Bankruptcy Court effective as of December 9, 2016. Mr. Loy founded American Viatical Services, LLC, a leading life insurance underwriter and provider of life expectancy reports, and served as its President until his retirement in 2016. Prior thereto, Mr. Loy served as a property, casualty, life and health insurance agent for W.S. Pharr & Debtor from 1991 until 1994, and was the owner of Davis & Loy Insurance in Atlanta, Georgia from 1987 until 1991. Mr. Loy has served on the board of directors of the Life Insurance Settlement Association since 1998, and has served on the board of directors of the National Viatical Association from 1997 until 2000. We believe that the Bankruptcy Court approved Mr. Loy based upon his substantial experience and expertise with respect to the life insurance and life settlement industries.

NATE EVANS  – Member of the Governing Trust Board and Advisory Committee

Mr. Evans was appointed to both Boards by the Bankruptcy Court effective December 9, 2016. Mr. Evans has served as the Chief Executive Officer and President of MLF Financial Group, which provides an array of professional and managerial services to organizations that hold investments in life insurance linked mortality investments since 2003. From 2000 to 2003, Mr. Evans served as Vice President of ZeBU/Integrated Insurance Technologies, where he was in charge of customer relation activities and provided operations consulting services. Mr. Evans has 20 years of management experience in life insurance operations and technology integration, including 14 years at Allstate Financial. Mr. Evans also has served as chairman of the board of Life Insurance Settlement Association. We believe that the Bankruptcy Court approved Mr. Evans based upon his substantial experience and expertise with respect to the life insurance and life settlement industries.

Terms of Office

Mr. Espinosa was appointed and approved by the Bankruptcy Court to serve as Trustee and Manager until his death, incapacity, removal or resignation upon not less than 90 days’ notice to the Governing Trust Board. The Trustee may be removed by a vote of four or more members of the Governing Trust Board, with or without Good Cause, or by an order of the Bankruptcy Court for Good Cause after application by one or more members of the Governing Trust Board and upon notice and a hearing. “Good Cause” is defined as a breach of trust committed in bad faith, intentionally or with reckless indifference to the interest of any Position Holder Trust Beneficiary, conviction of a crime (other than traffic violations), or incapacity. In the event of the resignation, removal or death of the Trustee, the Governing Trust Board will appoint a successor upon the vote of three or more members.

The members of the Governing Trust Board have been appointed and approved by the Bankruptcy Court to serve until their death, incapacity, resignation or removal. The chair of the Governing Trust Board is elected by a majority vote of the members of the Governing Trust Board. A member of the Governing Trust Board may be removed at any time for Good Cause by a majority vote of the remaining Governing Trust Board members or by an order of the Bankruptcy Court after application by one or more Governing Trust Board members, the Trustee, the trustee of the Creditors’ Trust, registered owners of more than 30% of the Position Holder Trust Interests, including IRA Partnership Interests and New IRA Notes, or registered owners of more than 30% of the Creditors’ Trust Interests, and upon notice and a hearing. The Bankruptcy Court has retained jurisdiction for this purpose.

Any vacancy on the Governing Trust Board shall be promptly filled by a majority vote of the remaining members, with input from the Trustee and the trustee of the Creditors’ Trust. In the event of a tie, the chair of the Governing Trust Board will have the deciding vote. If all members of the Governing Trust Board resign or otherwise cease to serve at once, the Trustee shall promptly file a motion with the Bankruptcy Court to appoint successor members to fill all five vacancies. The Governing Trust Board has not adopted a code of ethics for the Governing Trust Board or the Trustee or Manager.

Pursuant to the Position Holder Trust Agreement and the IRA Partnership Agreement, the Manager of the IRA Partnership must be the same person as the Trustee, but the Manager may be removed or replaced at any time, with or without cause, and a new Manager selected by, in each case, members of the IRA Partnership holding 75% of the outstanding units thereof.

Item 11.	Executive Compensation

The compensation payable to the Trustee and members of the Governing Trust Board and Advisory Committee were approved by the Bankruptcy Court. The Trustee receives compensation of $400 per hour and expense reimbursement for services rendered in his capacity as Trustee and Manager of the IRA Partnership. The Governing Trust Board members receive an annual compensation set by a supermajority of the Governing Trust Board, but in no event greater than $40,000 per annum, payable quarterly in arrears, with the chair receiving additional annual compensation not to exceed $10,000 with the approval of at least three other Governing Trust Board members. In addition, Governing Trust Board members receive reimbursement of reasonable and actual out-of-pocket expenses incurred in performing their duties, and are entitled to engage their own legal counsel and advisors. The cost of such engagement is to be paid by the Creditors’ Trust and/or Position Holder Trust, as determined and allocated by the Governing Trust Board.

The Position Holder Trust and IRA Partnership do not have any equity-based compensation plans. Also, there are no potential payments that would be due to the Trustee, Manager or members of the Governing Trust Board and Advisory Committee upon termination from their respective positions, except for compensation described above that has accrued and remains unpaid as of the date of termination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the IRA Partnership which owns more than 5% of the Trust, no individual person, the Trustee or member of the Governing Trust Board or Advisory Committee, nor all of their members as a group, owns more than one percent of the outstanding Position Holder Trust Interests or IRA Partnership Interests, or of all outstanding Continuing Fractional Interests based on the aggregate face amount of death benefit in all Policies. The IRA Partnership holds approximately 63% of the Position Holder Trust Interests.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

There have been no transactions or presently proposed transactions to which the Registrants have been or will be participants in which the amount involved exceeded or will exceed $120,000 and any of the members of the Governing Trust Board, Advisory Committee or the Trustee or Manager, or any members of their immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing, has any material interest, direct or indirect. The Registrants are not considered to be a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of the members of the Governing Trust Board or Advisory Committee. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., however, all members of the Governing Trust Board and Advisory Committee are considered independent.

Item 14.	Principal Accounting Fees and Services

Plante & Moran, PLLC, served as the independent registered public accounting firm for the Position Holder Trust and the IRA Partnership and audited their respective financial statements for the fiscal year ended December  31, 2017  and  the period December 9, 2016 (inception) through December 31, 2016.  These fees include the audit of the financial statements of the Trust and Partnership for 2017 and 2016, included in this report and our Form 10 registration statement, and review of the Trust’s quarterly financial statements.

Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees – Trust	$247,722	$337,820
Audit Fees - Partnership	18,500	14,450
Audit-Related Fees	—	—
Tax Fees
All Other Fees	—	—
Total	$262,222	$352,270

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Our financial statements identified in the accompanying Index to Financial Statements at page___ herein are filed as part of this Annual Report on Form  10-K.

(a)(2) Financial Statement Schedules:

The schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit No.	Description
2.1*	Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al., pursuant to Chapter 11 of the Bankruptcy Code
2.2*	Disclosure Statement for the Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al, pursuant to Chapter 11 of the Bankruptcy Code
3.1*
Trust Agreement for Life Partners Position Holder Trust, dated as of December 9, 2016, by and among Life Partners Holdings, Inc., Life Partners, Inc., LPI Financial Services, Inc., Life Partners IRA Holder Partnership, LLC and the individual listed on Exhibit D attached thereto, as Trustee

3.2*
Certificate of Formation of Life Partners IRA Holder Partnership, LLC, dated as of December 9, 2016, including Debtor Agreement of Life Partners IRA Holder Partnership, LLC a Texas limited liability company

4.1*
Indenture 3.00% Senior Secured Notes Due 2031, Life Partners Position Holder Trust, Issuer, Advance Trust & Life Escrow Services, LTA, as NIRAN Trustee and Vida, Capital, Inc., as Servicer acting as Registrar, dated as of December 9, 2016

10.1*	Servicing Agreement, dated as of December 9, 2016, by and among Life Partners Position Holder Trust, Life Partners IRA Holder Partnership and Vida Capital, Inc.
10.2*	Securities and Deposit Accounts and Securities and Deposit Accounts Control Agreement, dated as of December 9, 2016
10.3*	Settlement Agreement among the Plaintiffs, the Trustee, the Subsidiary Debtors, and the Committee, dated as of July 8, 2016
10.4*	Revolving Line of Credit Agreement Among Life Partners Position Holder Trust, as Borrower, the Lenders Party Hereto, as Lenders, and Vida Capital, Inc., as Administrative Agent
10.5*	NIRAN Trustee Security Agreement, dated as of December 9, 2016 of Life Partners Position Holder Trust In Favor Of Advance Trust & Life Escrow Services, LTA, as trustee
10.6**	Exit loan Facility among Life Partners Position Holder Trust, as Borrower, The Lenders From Time To Time Party Hereto, as Lenders, and Vida Capital Inc., as Exit Loan Agent
31***	Rule 13a-14(a) Certification
32***	Section 1350 Certification
99.1*	Order Confirming Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al Pursuant to Chapter 11 of the Bankruptcy Code, dated as of November 1, 2016
99.2**	Order Granting Joint Motion of the Reorganized Debtors to Approve Non-Material Plan Modifications, dated April 6, 2017

***	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018	LIFE PARTNERS POSITION HOLDER TRUST

	By:	/s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

	By:	/s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Manager