Form 10-Q
period 2018-03-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2018-05-15
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55783
Commission file number 000-55784
Life Partners Position Holder Trust
Life Partners IRA Holder Partnership, LLC
 (Exact name of registrants as specified in their charters)

Texas Texas	81-6950788 81-4644966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

2001 Ross Ave., Suite 3600, Dallas TX
(Address of principal executive offices)	(Zip Code)75201

214-698-7893
(Registrants’ telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrants are large accelerated filer, accelerated filers, non-accelerated filers, smaller reporting company filers, or emerging growth companies. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filers	☐	Accelerated filers	☐
Non-accelerated filers	☐	Smaller reporting companies	☒
		Emerging growth companies	☐

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The registrants do not have any voting or non-voting equity securities.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                   Yes ☐  No ☒

Item 1.	Financial Statements and Supplementary Data

Index to Financial Statements

Life Partners Position Holder Trust

Life Partners IRA Holder Partnership, LLC

Index
LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Cash	$523,550	$1,800,047
Maturities receivable	22,124,537	19,438,534
Prepaids and other assets	306,265	81,703
Restricted cash and cash equivalents	71,342,810	76,304,593
Life insurance policies	257,560,021	272,140,787

Total assets	$351,857,183	$369,765,664

Liabilities
Notes payable	$64,105,423	$74,086,192
Assumed tax liability	1,967,382	2,243,302
Premium liability	30,013,580	30,225,729
Maturity liability	24,983,283	23,643,936
Accounts payable	665,521	34,507
Assumed liabilities	-	18,293
Accrued expenses	1,538,756	572,317

Commitments and Contingencies (Note 2)

Total liabilities	123,273,945	130,824,276

Net assets	$228,583,238	$238,941,388

See accompanying notes to financial statements

Index
LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31

	2018	2017
	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$(7,888,733)	$10,392,095
Other income	67,997	11,563

Total (loss) income	(7,820,736)	10,403,658

Expenses
Interest expense	1,119,853	1,816,056
Legal fees	672,550	1,243,374
Professional fees	649,238	1,055,604
Other general and administrative	95,773	122,674

Total expenses	2,537,414	4,237,708

Net (decrease) increase in net assets resulting from operations	$(10,358,150)	$6,165,950

See accompanying notes to financial statements

Index
LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CHANGES IN NET ASSETS
THREE MONTHS ENDED MARCH 31

	2018	2017
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$238,941,388	$203,749,554
Net (decrease) increase in net assets resulting from operations	(10,358,150)	6,165,950

Net assets, end of period	$228,583,238	$209,915,504
Net asset value per unit:
Number of units	1,202,532,887	1,012,364,792
Net assets per unit	$0.19	$0.21

See accompanying notes to financial statements

Index
LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(10,358,150)	$6,165,950
Adjustments to reconcile net (decrease) increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	7,888,733	(10,392,095)
Change in assets and liabilities:
Premiums receivable, net	-	6,345
Prepaids and other assets	(224,562)	(96,061)
Assumed tax liability	(275,920)	-
Creditor trust funding	-	(5,000,000)
Premium liability	(212,149)	20,078,219
Maturity liability	1,339,347	(15,772,311)
Accounts payable	631,014	3,750,001
Assumed liabilities	(18,293)	(5,405,124)
Accrued expenses	985,670	295,627
Net cash flows used in operating activities	(244,310)	(6,369,449)
Cash flows from investing activities:
Premiums paid on life settlements	(10,282,164)	(7,263,898)
Proceeds from maturities of life settlements, net	14,288,194	(1,924,483)
Net cash flows provided by (used in) investing activities	4,006,030	(9,188,381)
Cash flows from financing activities:
Payments on notes payable	(10,000,000)	-
Net cash flows used in financing activities	(10,000,000)	-

Net decrease in cash	(6,238,280)	(15,557,830)

Cash, beginning of period	78,104,640	110,331,921

Cash, end of period	$71,866,360	$94,774,091

Supplemental cash flow information:
Cash	$523,550	$5,059,002
Restricted cash	71,342,810	89,715,089

Total cash	$71,866,360	$94,774,091

Cash paid for interest	$819,787	$1,917,699

See accompanying notes to financial statements

Index
LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 - Operations and Significant Accounting Policies

Operations

Life Partners Position Holder Trust (the “Trust”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc.,  et al., dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) on November 1, 2016. Life Partners Holdings, Inc. was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation (collectively, the “Debtors”). From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies with a face value of approximately $2.2 billion as of December 31, 2016 (“Policies”). LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business.

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of March 31, 2018 and December 31, 2017, there were 10,415 and 10,187 holders of the 1,202,532,887 and 1,162,059,511 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of 3,108 and 3,140 life insurance policies, with fair values of $257.6 million and $272.1 million and an aggregate face value of approximately $1.3 billion and $1.3 billion at March 31, 2018 and December 31, 2017, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the financial statements of the Trust.

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

Under the Plan, the Trustee will distribute at least annually to the Unit holders all of the distributable cash (as defined in the Position Holder Trust Agreement) generated during each calendar year, subject to any reserve established by the Trustee reasonably necessary to maintain the value of the Registrant’s assets or to meet claims and contingent liabilities. The Trustee may not make a distribution until the Trust repays a $55.0 million loan with Vida Capital (“Exit Loan Facility”) in full. All distributions by the Trust will be made in accordance with such holder’s Pro Rata Share of the outstanding Units.

Index
Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain reclassifications have been made to the 2017 financial statement and footnote amounts in order to conform to the 2018 presentation.

The Trust’s primary purpose is the liquidation of the Trust’s assets and the distribution of proceeds to its beneficial interest holders. The Trust expects that fulfilling its purpose requires a significant amount of time, and that the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries by maintaining the majority of its life insurance policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States of America and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

Adoption of New Accounting Standard

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASC 606”) “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Trust adopted ASC 606 as of January 1, 2018 using the retrospective transition method. There is no impact to the Trust’s recognition of revenue associated with the adoption of ASC 606.

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

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid by the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons’ obligations and not the Trust. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan.

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

Index
The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2018 or December 31, 2017.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.0 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009 and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily include professional services, legal fees, and expected litigation settlements, some of which are obligations assumed by the Trust that were incurred prior to the effective date of the Trust. The Trust also accrues liabilities for state taxes payable and other miscellaneous accruals. The Trust accrues liabilities when costs are incurred and such costs can be reasonably estimated.

Premium Liability

As of March 31, 2018 and December 31, 2017, the Trust has $30.0 million and $30.2 million, respectively, in liabilities for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liabilities

As of March 31, 2018, and December 31, 2017, the Trust holds $25.0 million and $23.6 million, respectively, of maturities collected on behalf of continuing fractional holders pending payment.

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

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The two main components of economic risk potentially impacting the Trust are market risk and concentration of credit risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and result in material effects to the future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium liability.

Index
The main components of legal risk are (i) the risk that an insurer could successfully challenge its obligation to pay policy benefits upon the death of an insured and (ii) that an insured’s family could successfully challenge the Trust’s entitlement to the benefits of an insurance policy. In the event that either an insurer or an insured’s family was successful in challenging the Trust’s right to payment, there is also risk that the Trust would not be able to recover the premiums it paid towards the insurance policy.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more for premiums.

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust’s balances may exceed the FDIC insurable amount at its banks.

Note 2 - Commitments and Contingencies

Litigation

In accordance with applicable accounting guidance, the Trust establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Trust does not establish an accrued liability. As a litigation or regulatory matter develops, the Trust, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When a loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Trust will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Trust will then continue to monitor the matter for further developments that could affect the amount of any such accrued liability. There have been no material changes to any litigation matters during the three months ended March 31, 2018.

Indemnification of Certain Persons

Under certain circumstances, the Trust may be required to indemnify certain persons performing services on behalf of the Trust for liability they may incur arising out of the indemnified persons’ activities conducted on behalf of the Trust. There is no limitation on the maximum potential payments under these indemnification obligations and, due to the number and variety of events and circumstances under which these indemnification obligations could arise, the Trust is not able to estimate such maximum potential payments. The Trust has not made any payments under such indemnification obligations and no amount has been accrued in the accompanying financial statements for these indemnification obligations of the Trust.

Note 3 - Restricted Cash

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of March 31, 2018 and December 31, 2017, the Trust has $71.3 million and $76.3 million, respectively, in restricted cash. The restricted cash accounts are for monies distributable to the fractional interest holders in policies that matured prior to the Plan becoming effective, premium reserves, premium obligations, and collateral deposits.

Index
Note 4 - Life Insurance Policies

As of March 31, 2018, the Trust owns an interest in 3,108 policies of which 585 are life settlement policies and 2,523 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.3 billion as of March 31, 2018 of which $1.1 billion is attributable to life settlements and $192.0 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $257.6 million as of March 31, 2018 of which $256.2 million is attributable to life settlements and $1.4 million is attributable to viaticals.

As of December 31, 2017, the Trust owned an interest in 3,140 policies of which 600 are life settlement policies and 2,540 are viaticals. The PHT Portfolio’s aggregate face value is approximately $1.3 billion as of December 31, 2017 of which $1.1 billion is attributable to life settlements and $179.1 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $272.1 million as of December 31, 2017 of which $270.6 million is attributable to life settlements and $1.5 million is attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. The following tables summarizes the Trust’s life insurance policies grouped by remaining life expectancy as of March 31, 2018 and December 31, 2017:

As of March 31, 2018:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	13	$26,953,412	$21,799,806
1-2	25	46,530,624	27,959,567
2-3	51	72,112,549	33,229,395
3-4	70	102,719,754	34,525,137
4-5	124	235,202,937	53,607,023
Thereafter	2,825	797,944,169	86,439,093
	3,108	$1,281,463,445	$257,560,021

As of December 31, 2017:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	21	$45,189,634	$36,855,871
1-2	33	61,077,238	36,814,730
2-3	60	65,934,777	30,372,137
3-4	57	94,187,235	31,657,796
4-5	130	211,916,460	50,004,422
Thereafter	2,839	784,622,390	86,435,831

	3,140	$1,262,927,734	$272,140,787

Index
Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of March 31, 2018, are as follows:

2018	$36,197,385
2019	55,283,243
2020	56,855,662
2021	52,725,217
2022	46,253,255
Thereafter	185,441,065

Total	$432,755,827

The Trust is required to pay premiums to keep its portion of life insurance policies in force. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differ from the estimated life expectancies. Additionally, if the continuing fractional holders default on their future premium obligations, the Trust’s premium liability may increase.

The Trust’s estimated total future premium payable are $432.8 million as of March 31, 2018. This is an increase of $24.4 million from the total estimated future premiums of $408.4 million as of December 31, 2017. The increase in estimated premiums payable is primarily due to actual mortalities being longer than estimated life expectancies.

The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.

Note 5 - Notes Payable

On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Principal is due in full on December 9, 2018, but is not subject to a prepayment penalty. Substantially all of the Trust’s assets collateralize the loan. As of March 31, 2018 and December 31, 2017, the outstanding balances were $25.0 million and $35.0 million, respectively.

On December 9, 2016, the Trust entered into a revolving line of credit with Vida Longevity Fund, LP, an affiliate of Vida Capital, Inc., for $25.0 million. Interest accrues at 11% of outstanding balance and is paid quarterly. The line of credit matures on December 9, 2018, at which point any amount outstanding is due in full. As of March 31, 2018 and December 31, 2017, no amounts have been drawn on the line of credit.

In accordance with the Plan, the Trust issued notes totaling approximately $36.5 million in exchange for claims against the Debtor’s estate and the incidental interests in life insurance policies. Those policies collateralize the Trust’s obligations under the notes. Interest accrues at 3% of outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the note, beginning in December 2017, the Trust is required to make annual payments to a sinking fund to pay future interest and principal. Such fund is included in restricted cash on the accompanying balance sheets. As of March 31, 2018 and December 31, 2017, the outstanding balance of the notes was $36.5 million.

Index
On March 28, 2017, the Trust, was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2017. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3% as of December 31, 2017. As of March 31, 2018 and December 31, 2017, the outstanding balance was $2.6 million.

Future scheduled principal payments on the above notes payable and required sinking fund contributions are as follows as of March 31, 2018:

	Sinking Fund	Notes Payable
2018	$2,432,886	$25,000,000
2019	2,432,886	916,667
2020	2,432,886	916,667
2021	2,432,886	916,666
2022	2,432,886	-
Thereafter	21,887,452	36,493,298

Total	$34,051,882	$64,243,298

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

Index
The balances of the Trust’s assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, are as follows:

As of March 31, 2018:

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life insurance policies	$-	$-	$257,560,021	$257,560,021

	$-	$-	$257,560,021	$257,560,021

As of December 31, 2017:

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Investment in life insurance policies	$-	$-	$272,140,787	$272,140,787

	$-	$-	$272,140,787	$272,140,787

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at 3/31/2018	Face Value at 3/31/2018	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Life insurance policies	$257,560,021	$1,281,463,446	Discounted cash flow	Discount rate	25.8%-31.8%

	Fair Value at 12/31/2017	Face Value at 12/31/2017	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)

Life insurance policies	$272,140,787	$1,262,927,734	Discounted cash flow	Discount rate	25.4%-31.8%

Following is a description of the methodologies used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy.

Index
In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries. The PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies. This approach applies a monthly mortality scale as generated by the specific life expectancy (“LE”) and/or a default mortality multiplier of each insured which is used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and Servicing Company compensation). The mortality scale is actuarially rolled forward from the LE underwriting date to the valuation date. The Trust will not obtain current medical information for each insured which would be necessary to update the LE’s due to the significant time and financial burden that would be required. Accordingly, as LE’s become aged, less weight will be applied to them and more weight will be placed with the default mortality multiplier. A 25% discount will be applied quarterly starting 21 months past the underwriting date until the aged LE date is fully discounted and replaced by the default mortality multiplier. An LE that is 24 to 26 months old will have a 50% discount, an LE that is 27 to 29 months old will have a 75% discount, and an LE greater than or equal to 30 months will solely use the default mortality multiplier, as described below.

If a policy did not have a LE, or the LE became aged, a default mortality multiplier, based on the mortality tables developed by the U.S. Society of Actuaries was applied. Currently, the mortality multipliers used are 100% for the life settlements and 350% for the viaticals, regardless of gender. On a quarterly basis, we will compare actual mortalities to expected mortalities and refine the mortality multipliers as appropriate.

The Servicing Company is paid 2.65% of each maturity as compensation. The estimated cash flows of the Policies are net of such compensation.

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of March 31, 2018 and December 31, 2017. Future changes in the life expectancies and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of March 31, 2018 and December 31, 2017 would be as follows:

As of March 31, 2018 Life Expectancy Months Adjustment	Average Life Expectancy	Value	Change in Value
-5%		$272,762,555	$15,202,534
No change	3.8 years	$257,560,021	$-
+ 5%		$241,792,499	$(15,767,522)

As of December 31, 2017 Life Expectancy Months Adjustment	Average Life Expectancy	Value	Change in Value
-5%		$286,717,730	$14,576,943
No change	3.6 years	$272,140,787	$-
+ 5%		$257,057,325	$(15,083,462)

Index
Discount rate

The discount rate is another significant input in the fair value determination. The Trust’s estimate incorporates market factors, the size of the portfolio, and various policy specific quantitative and qualitative factors including known information about the underlying insurance policy, its economics, the insured and the insurer.

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2018 and December 31, 2017 would be as follows:

As of March 31, 2018 Rate Adjustment	Value	Change in Value
+ 2%	$245,330,489	$(12,229,532)
No change	$257,560,021	$-
- 2%	$271,092,809	$13,532,788

As of December 31, 2017 Rate Adjustment	Value	Change in Value
+2%	$259,806,309	$(12,334,478)
No change	$272,140,787	$-
- 2%	$285,785,223	$13,644,436

 Future changes in the discount rates used by the Trust to value life insurance policies could have a material effect on the Trust’s yield on life settlement transactions, which could have a material adverse effect on the Trust’s financial condition and results of operations.

The Trust re-evaluates its discount rates at the end of every reporting period in order to estimate the discount rates that could reasonably be used by market participants in a transaction involving the Trust’s life insurance policies. In doing so, the Trust engages third party consultants to corroborate its assessment, engages in discussions with other market participants and extrapolates the discount rate underlying actual sales of insurance policies.

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust’s life insurance policies as of March 31, 2018:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.6%	13.5%	A+
Transamerica Financial Life Insurance	9.5%	12.2%	A+
John Hancock Life Insurance (USA)	7.5%	12.4%	A+

Index
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust’s life insurance policies as of December 31, 2017:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	11.5%	13.6%	A+
Transamerica Financial Life Insurance	9.4%	11.5%	A+
John Hancock Life Insurance (USA)	7.9%	12.4%	A+

Changes in Fair Value

The following table provides a roll-forward in the changes in fair value for the Trust’s life insurance policies:

Balance at December 31, 2017	$272,140,787
Realized gain on matured policies	11,064,379
Unrealized loss on assets held	(18,953,112)
Change in fair value	(7,888,733)

Matured policies, net of fees	(16,974,197)
Premiums paid	10,282,164
Balance at March 31, 2018	$257,560,021

Balance at December 31, 2016	$263,579,040
Realized gain on matured policies	11,372,839
Unrealized loss on assets held	(980,744)
Change in fair value	10,392,095

Matured policies, net of fees	(12,255,875)
Premiums paid	7,263,898
Balance at March 31, 2017	$268,979,158

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

Index
LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$139,569,717	$150,752,520

Total assets	$139,569,717	$150,752,520

Liabilities
Due to the Life Partners Position Holder Trust	$114,984	$35,526

Total liabilities	$114,984	$35,526

Net assets	$139,454,733	$150,716,994

See accompanying notes to financial statements

Index
LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31

	2018	2017
	(Unaudited)	(Unaudited)
Income
Equity income (loss) from Life Partners Position Holder Trust	$(11,182,803)	$3,369,450
Expenses
Professional fees	$79,458	$-

Increase (decrease) in net assets	$(11,262,261)	$3,369,450

See accompanying notes to financial statements

Index
LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
THREE MONTHS ENDED MARCH 31

	2018	2017
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$150,716,994	$139,451,651
Increase (decrease) in net assets	(11,262,261)	3,369,450

Net assets, end of period	$139,454,733	$142,821,101
Net asset value per unit:
Number of units	734,249,706	689,030,859
Net assets per unit	$0.19	$0.21

See accompanying notes to financial statements

Index
LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss) from operations	$(11,262,261)	$3,369,450
Adjustments to reconcile net increase in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	$11,182,803	$(3,369,450)
Change in assets and liabilities:
Due to the Life Partners Position Holder Trust	79,458	-
Net cash used in operating activities	$-	$-
Net change in cash	$-	$-
Cash, beginning of period	$-	$-
Cash, end of period	$-	$-

See accompanying notes to financial statements

Index
LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)
Note 1 - Operations

The Life Partners IRA Holder Partnership, LLC (the “Partnership”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al. (the “Debtors”), dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) on November 1, 2016. Life Partners Holdings, Inc. was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation. From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies. LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business.

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Trust. The Partnership held 734,249,706 and 733,164,743 units as of March 31, 2018 and December 31, 2017, respectively, of the Trust’s outstanding units totaling 1,202,532,887 and 1,162,059,511 as of March 31, 2018 and December 31, 2017, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of partnership interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

Note 2 - Significant Accounting Policies

Equity Method Accounting

The Partnership accounts for its investment in the Trust using the equity method of accounting in accordance with Accounting Standards Codification (ASC) 323, Investments – Equity Method and Joint Ventures. The Partnership and the Trust are closely connected, with a common trustee and common management.  As a result of this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.

The following table presents the financial data resulting from Trust transactions:

Balance Sheet Data

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Investment in life insurance policies	$257,560,021	$272,140,787
All other assets	94,297,162	97,624,877

Total assets	$351,857,183	$369,765,664

Total liabilities	$123,273,945	$130,824,276

Net assets	$228,583,238	$238,941,388

Index
Income Statement Data

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Unaudited)	(Unaudited)

Change in the fair value of life insurance policies	$(7,888,733)	$10,392,095
Other income	67,997	11,563

Total income	$(7,820,736)	$10,403,658

Total expenses	$2,537,414	$4,237,708

Net (decrease) increase in net assets resulting from operations	$(10,358,150)	$6,165,950

Income Taxes

No provision for state or Federal income taxes has been made as the liability for such taxes is attributable to the members rather than the Partnership. In certain instances, however, the Partnership may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due to members prior to any distributions. Such payments on behalf of the members are deemed distributions to them.

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2018 nor December 31, 2017.

Use of Estimates

The preparation of these financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material

Risks and Uncertainties

The Partnership, due to the nature of its assets and operations, is subject to significant risks and uncertainties affecting the Trust which encounters economic risk. The two main components of economic risk potentially impacting the Partnership’s interest in the Trust are market risk and concentration of credit risk. The market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could result in material effects to the Partnership’s financial position and results of operations.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the consolidated financial statements and accompanying notes and the information contained in other sections of this quarterly report on Form 10-Q. The statements in this discussion and analysis concerning expectations regarding Life Partners Position Holder Trust’s future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. The actual results of the Trust could differ materially from those suggested or implied by any forward-looking statements.

Business Overview

The Life Partners Position Holder Trust (“Position Holder Trust” or “Trust”) and the Life Partners IRA Holder Partnership, LLC (“IRA Partnership” or “Partnership”) came into existence on December 9, 2016, as a result of the Plan of Reorganization confirmed pursuant to the Chapter 11 bankruptcy proceeding initiated in 2015 by Life Partners Holdings, Inc. At the time of its establishment by the Bankruptcy Court, the Trust’s primary asset was a life insurance portfolio of 3,252 Policies, with an aggregate fair value of $470.7 million and an aggregate face value of approximately $2.2 billion at December 9, 2016. Adjustments in the calculation of the aggregate fair value of the PHT Portfolio may occur over time as maturities ensue in the PHT Portfolio and life expectancies change.

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

Index
Results of Continuing Operations

Three months ended March 31, 2018

The Position Holder Trust’s net decrease in net assets resulting from operations for the three months ended March 31, 2018 was $10.4 million. The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended March 31, 2018. The following are the components of net decrease in net assets resulting from operations for the three months ended March 31, 2018:

Income	$(7,820,736)
Expense	(2,537,414)
Net decrease in net assets resulting from operations	$(10,358,150)

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2018:

Balance at December 31, 2017	$272,140,787
Realized gain on matured policies	11,064,379
Unrealized loss on assets held	(18,953,112)
Change in fair value	(7,888,733)

Matured policies, net of fees	(16,974,197)
Premiums paid	10,282,164
Balance at March 31, 2018	$257,560,021

The change in fair value of the Trust’s life insurance Policies is primarily due to realized gains on maturities, unwinding the discount over time, and changes in valuation assumptions, including mortality and discount rates.

As of March 31, 2018, the aggregate portfolio held 3,108 Policies with an estimated fair value of $435.9 million compared to 3,140 Policies with an estimated fair value of $471.6 million at December 31, 2017, a decrease of $35.7 million. Of the aggregate portfolio’s estimated fair value as of March 31, 2018, $257.6 million is attributable to the PHT Portfolio and $178.3 million to the continuing fractional holders. As of March 31, 2018, the Policies’ aggregate death benefit was approximately $2.1 billion, which was comprised of $1.8 billion in life settlement contracts and $249.7 million in viatical contracts.

The Policies were valued using a base or foundational discount rate of 15%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 25.8% for Life Settlements and 31.8% for Viaticals. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Interest expense for the three months ended March 31, 2018 primarily consisted of note payable interest on two note payables.

Index
Three months ended March 31, 2017

The Position Holder Trust’s net increase in net assets resulting from operations for the three months ended March 31, 2017 was $6.2 million. The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended March 31, 2017. The following are the components of net decrease in net assets resulting from operations for the three months ended March 31, 2017:

Income	$10,403,658
Expense	(4,237,708)
Net increase in net assets resulting from operations	$6,165,950

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2017:

Balance at December 31, 2016	$263,579,040
Realized gain on matured policies	11,372,839
Unrealized loss on assets held	(980,744)
Change in fair value	10,392,095

Matured policies, net of fees	(12,255,875)
Premiums paid	7,263,898
Balance at March 31, 2017	$268,979,158

The change in fair value of the Trust’s life insurance Policies is primarily due to realized gains on maturities, unwinding the discount over time, and changes in valuation assumptions, including mortality and discount rates.

As of March 31, 2017, the aggregate portfolio held 3,235 Policies with an estimated fair value of $480.3 million compared to 3,252 Policies with an estimated fair value of $470.7 million at December 31, 2016, an increase of $9.6 million. Of the aggregate portfolio’s estimated fair value as of March 31, 2017, $269.9 million is attributable to the PHT Portfolio and $210.4 million to the continuing fractional holders. As of March 31, 2017, the Policies’ aggregate death benefit was approximately $2.2 billion.

The Policies were valued using a base or foundational discount rate of 15%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 25.0% for Life Settlements and 31.7% for Viaticals.

Interest expense for the three months ended March 31, 2017 primarily consisted of interest on two notes payables.

Index
Liquidity and Capital Resources

The principal sources of the Trust’s operating liquidity are certain investment maturities and premium collections. The principal uses of that liquidity include payments to unit holders in connection with maturity payouts and payment of premiums on policies and general and administrative expenses.

The primary needs for working capital are to pay premiums on Policies and expenses relating to the administration of the Trust and its assets. The Trust is authorized for the use of collected death benefits, called the “Maturity Funds Facility,” from which the Trustee may borrow on a short-term revolving basis to fund its premium reserves. The Trust is also entitled to access the cash surrender value included in the beneficial ownership registered in its name to use for any purpose permitted by the Position Holder Trust Agreement, including to satisfy its share of the premium obligations relating to the Policies. If any such use results in a decrease in the death benefit payable under the related Policy, the decrease will be taken out of the Position Holder Trust’s share of the maturity proceeds of the Policy or, if the Trust’s share is insufficient, the Trust must make up the difference. Fees for servicing the Policies will be paid out of the death benefits paid on Policies in an amount equal to 2.65% of the death benefits paid.

At March 31, 2018, the Position Holder Trust had $71.9 million of cash primarily consisting of $2.6 million held to pay Policy premiums, $27.8 million held to pay for premiums collected and due on behalf of the continuing fractional holders, $25.2 million held to pay maturities collected and owed to current fractional holders, $15.8 million held as collateral deposits on debt, and $0.5 million was available to pay for operating expenses of the Trust. At December 31, 2017, the Position Holder Trust had $78.1 million of cash primarily consisting of $5.7 million was held to pay Policy premiums, $30.2 million was held to pay for premiums collected and due on behalf of the continuing fractional holders, $18.8 million was held to pay pre and post effective date maturities collected and owed to current fractional holders, $16.6 million was held as collateral deposits on debt, and $1.8 million was available to pay for operating expenses of the Trust.

The Trust’s total outstanding liabilities decreased by $7.5 million from $130.8 million at December 31, 2017, to $123.3 million at March 31, 2018. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities associated with the payout of funds, offset by increase in liabilities for maturities owed to Continued Functional Interest Holders.

During the three months ended March 31, 2018 and 2017, the Position Holder Trust paid premiums on Policies totaling $10.3 million and $7.3 million, respectively on the PHT Portfolio. Also, for the three months ended March 31, 2018 and 2017 there were maturities of $17.0 million and $12.3 million, respectively.

The Position Holder Trust paid off $10.0 million of its outstanding notes payable during the three months ended March 31, 2018.  There were no financing activities during the three months ended March 31, 2017.

In addition, the Trust was required by the Plan to contribute $12 million to the creditors’ trust over the three-year period following the effective date. An initial $2 million was contributed to the creditors’ trust on December 9, 2016, and an additional $5 million was contributed in both January and December 2017.

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

Outstanding debt for the period ended March 31, 2018 was $64.1 million and included $25.0 million of outstanding principal on the Vida Opportunity Fund, LP loan, $36.5 million secured 15-year promissory note issued by the Trust to the IRA Holders (“IRA Notes”), and $2.6 million to an individual. Outstanding debt for the period ended December 31, 2017 was $74.1 million and included $35.0 million of outstanding principal on the Vida Opportunity Fund, LP loan, $36.5 million of New IRA Notes, and $2.6 million to an individual.

Index
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

New IRA Notes

The Debtors’ estate included 1,177 security holders who held their positions through their individual retirement accounts (“IRA”), which are prohibited investments for an IRA. As a result, the Plan included a mechanism to resolve the IRA investors’ claims by establishing the IRA Partnership and authorizing the issuance of the New IRA Notes.

The Position Holder Trust was authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.0% per annum, due 2031. As of March 31, 2018, there were $36.5 million of New IRA Notes outstanding. Interest is payable annually in December.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, and December 31, 2017, the Position Holder Trust and IRA Partnership had no off-balance sheet arrangements.

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

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid by the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons’ obligations and not the Trust. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan, as recently modified by the Bankruptcy Court

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities Receivable

Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred but payment was not yet received as of the reporting period.

Index
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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2018 or December 31, 2017.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.0 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009 and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

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

Premium Liability

As of March 31, 2018 and December 31, 2017, the Trust holds $30.0 million and $30.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liabilities

As of March 31, 2018 and December 31, 2017, the Trust holds $25.0 million and $23.6 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

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

Index
The main components of legal risk are (i) the risk that an insurer could successfully challenge its obligation to pay policy benefits upon the death of an insured and (ii) that an insured’s family could successfully challenge the Trust’s entitlement to the benefits of an insurance policy. In the event that either an insurer or an insured’s family was successful in challenging the Trust’s right to payment, there is also risk that the Trust would not be able to recover the premiums it paid towards the insurance policy.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more for premiums.

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust’s balances may exceed the FDIC insurable amount at its banks.

Recently Adopted Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASC 606”) “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Trust adopted ASC 606 as of January 1, 2018 using the retrospective transition method. There is no impact to the Trust associated with the adoption of ASC 606.

IRA Partnership

Equity Method Accounting

The Partnership accounts for its investment in the Trust using the equity method of accounting in accordance with Accounting Standards Codification (ASC) 323, Investments – Equity Method and Joint Ventures. The Partnership and the Trust are closely connected, with a common trustee and common management.  As a result of this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2018 nor December 31, 2017.

Risks and Uncertainties

The Partnership, due to the nature of its assets and operations, is subject to significant risks and uncertainties affecting the Trust which encounters economic risk. The two main components of economic risk potentially impacting the Partnership’s interest in the Trust are market risk and concentration of credit risk. The market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and result in material effects to the Partnership’s financial position and results of operations.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Position Holder Trust, under the supervision and with the participation of its management, including the Trustee, evaluated the effectiveness of the design and operation of the Position Holder Trust’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Trustee concluded that the Position Holder Trust’s disclosure controls and procedures were not effective as of March 31, 2018.

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

Remediation Plan and Actions

The Trust is actively working on the entity level and computer general and application controls in response to this assessment. We began implementing entity level controls to provide oversight on financial reporting and cash management provided by the servicing company. In addition, the servicing company has begun to implement new accounting and operating systems that incorporate appropriate accounting controls over their assigned functions. We believe that the continued implementation of these measures will address and remedy this material weakness in our internal control over financial reporting by December 31, 2018.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in the Trust’s internal control over financial reporting (as such defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates, that have materially affected, or reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Index
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material changes to any litigation matters during the three months ended March 31, 2018.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description

31	Rule 13a-14(a) Certification
32	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2018

LIFE PARTNERS POSITION HOLDER TRUST

By: /s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By: /s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Manager