Form 10-Q
period 2018-06-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2018-08-14
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55783
Commission file number 000-55784
Life Partners Position Holder Trust
Life Partners IRA Holder Partnership, LLC
 (Exact name of registrants as specified in their charters)

Texas	81-6950788
Texas	81-4644966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

2001 Ross Ave., Suite 3600, Dallas TX	75201
(Address of principal executive offices)	(Zip Code)

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

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No☒

The registrants do not have any voting or non-voting equity securities.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.             Yes ☒   No☐

LIFE PARTNERS POSITIONS HOLDERS TRUST

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Cash	$2,681,063	$1,800,047
Maturities receivable	25,679,245	19,438,534
Prepaids and other assets	310,780	81,703
Restricted cash and cash equivalents	51,003,918	76,304,593
Life insurance policies	190,303,387	272,140,787

Total assets	$269,978,393	$369,765,664

Liabilities
Notes payable	$61,624,798	$74,086,192
Assumed tax liability	1,957,240	2,243,302
Premium liability	25,206,326	30,225,729
Maturity liability	15,748,203	23,643,936
Accounts payable	1,204,295	34,507
Assumed liabilities	-	18,293
Accrued expenses	1,762,221	572,317

Commitments and Contingencies (Note 2)

Total liabilities	107,503,083	130,824,276

Net assets	$162,475,310	$238,941,388

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$(64,321,677)	$12,285,339	$(72,210,410)	$22,677,434
Other income	1,097,994	35,032	1,165,990	46,595

Total (loss) income	(63,223,683)	12,320,371	(71,044,420)	22,724,029

Expenses
Interest expense	950,543	1,801,587	2,070,396	3,617,643
Administrative and filing fees	494,327	96,546	528,540	107,640
Insurance	6,109	10,480	6,109	10,480
Legal fees	553,530	1,591,143	1,068,556	2,834,517
Professional fees	610,511	303,711	1,417,272	1,359,315
Other general and administrative	269,224	369,889	330,785	481,469

Total expenses	2,884,244	4,173,356	5,421,658	8,411,064

Net (decrease) increase in net assets resulting from operations	$(66,107,927)	$8,147,015	$(76,466,078)	$14,312,965

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CHANGES IN NET ASSETS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$238,941,388	$203,749,554
Net (decrease) increase in net assets resulting from operations	(76,466,078)	14,312,965

Net assets, end of period	$162,475,310	$218,062,519
Net asset value per unit:
Number of units	1,223,686,156	1,065,832,881
Net assets per unit	$0.13	$0.20

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(76,466,078)	$14,312,965
Adjustments to reconcile net (decrease) increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	72,210,410	(22,677,434)
Change in assets and liabilities:
Maturity escrow held by third party	-	(592,503)
Premiums receivable, net	-	661,878
Prepaids and other assets	(229,077)	96,157
Assumed tax liability	(286,062)	(774,999)
Maturity receivable	-	(454,093)
Creditor trust funding	-	(5,000,000)
Premium liability	(5,019,403)	9,950,502
Maturity liability	(7,895,733)	(20,787,895)
Accounts payable	1,169,788	3,433,604
Assumed liabilities	(18,293)	(5,723,659)
Accrued expenses	1,228,510	614,503
Net cash flows used in operating activities	(15,305,938)	(26,940,974)
Cash flows from investing activities:
Premiums paid on life settlements	(27,459,890)	(18,417,324)
Proceeds from maturities of life settlements	30,846,169	1,786,377
Net cash flows provided by (used in) investing activities	3,386,279	(16,630,947)
Cash flows from financing activities:
Payments on notes payable	(12,500,000)	-
Net cash flows used in financing activities	(12,500,000)	-

Net decrease in cash	(24,419,659)	(43,571,921)

Cash, beginning of period	78,104,640	103,450,137

Cash, end of period	$53,684,981	$59,878,216

Supplemental cash flow information:
Cash	$2,681,063	$625,523
Restricted cash and cash equivalents	51,003,918	59,252,693

Total cash	$53,684,981	$59,878,216

Cash paid for interest	$1,451,231	$3,419,220

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 - Operations and Summary of Significant Accounting Policies

Operations

Life Partners Position Holder Trust (the “Position Holder Trust” or the “Trust”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al., dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) on November 1, 2016, as amended. The Plan became effective on December 9, 2016, and the Bankruptcy Court appointed Eduardo S. Espinosa, Esq. to serve as Trustee of the Trust and as Manager of the Life Partners IRA Holder Partnership, LLC (“IRA Partnership” or “Partnership”). Life Partners Holdings, Inc., was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation (collectively, the “Debtors”). From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies with a face value of approximately $2.2 billion as of December 9, 2016 (“Policies”). LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business.

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of June 30, 2018, and December 31, 2017, there were 10,439 and 10,187 holders of the 1,223,686,156 and 1,162,059,511 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 3,082 and 3,140 life insurance policies, with aggregate fair values of $190.3 million and $272.1 million and an aggregate face values of approximately $1.3 billion and $1.3 billion at June 30, 2018 and December 31, 2017, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Under the Plan, the Trustee will distribute at least annually to the Unit holders all of the distributable cash (as defined in the Position Holder Trust Agreement) generated during each calendar year, subject to any reserve established by the Trustee reasonably necessary to maintain the value of the Trust’s assets or to meet claims and contingent liabilities. The Trustee may not make a distribution until the Trust repays a $55.0 million loan with Vida Capital (“Exit Loan Facility”) in full. The balance of this loan at June 30, 2018 and December 31, 2017 is $22.5 million and $35 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2017.

Certain reclassifications have been made to the 2017 financial statement and footnote amounts to conform to the 2018 presentation. There was no impact on net assets or changes in net assets related to the reclassifications.

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

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. Life insurance policies are reflected at their estimated fair values. Any resulting changes in estimates are reflected in operations in the period in which they occur.

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

As a basis for considering such assumptions, the guidance establishes a three-level, fair value hierarchy that prioritizes the inputs used to measure fair value. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Trust’s investments in life insurance policies are considered to be Level 3 as there is currently no active market where the Trust is able to observe quoted prices for identical assets and the Trust’s valuation model incorporates significant inputs that are not observable.

The Trust’s valuation of life insurance policies is a critical estimate within the financial statements. The Trust currently uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in its industry. The Trust calculates the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value are the Trust’s estimate of the insureds’ longevity, anticipated future premium obligations and the discount rate. See Note 6, “Fair Value Measurements.”

Income Recognition

The Trust’s investments in life insurance policies are its primary source of income. Gain or loss is recognized from ongoing changes in the portfolio’s estimated fair value, including any gains or losses at maturity. Gains or losses from maturities are recognized on receipt of an insured party’s death notice or verified obituary and determined based on the difference between the death benefit and the policy’s estimated fair value at maturity.

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid by the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons' obligations and not the Trust’s. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan.

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. The Trust may recover any outstanding receivable balances pursuant to the Trustee’s set-off rights under the Plan.

Maturities Receivable

Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred, but payment was not yet received as of the end of the reporting period.

Income Taxes

No provision for state or federal income taxes from operations has been made as the liability for such taxes is attributable to the Unit holders rather than the Trust. The Trust is a grantor trust with taxable income or loss passing through to the Unit holders. In certain instances, however, the Trust may be required under applicable state laws to withhold amounts otherwise due to Unit holders and remit them directly to state or federal tax authorities. Such payments on behalf of the Unit holders are deemed distributions to them.

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2018 or December 31, 2017.

The Trust, at its inception, also assumed approximately $2.9 million in federal income tax liabilities from the Debtors as an Unsecured Priority Claim under the Plan which total approximately $2.0 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009 and 2010 income tax returns. This tax obligation bears interest at 4% annually and is payable in equal annual installments in 2017, 2018 and 2019.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily include professional services, legal fees and expected litigation settlements, some of which are Debtors’ obligations assumed at inception by the Trust pursuant to the Plan. The Trust also accrues liabilities for state taxes payable and other miscellaneous accruals. The Trust accrues liabilities when costs are incurred, and such costs can be reasonably estimated.

Premium Liability

Premium liabilities are funds in escrow on behalf of continuing fractional holders for future payment of their premium obligations. If such funds are not used for such continuing fractional holder’s premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liability

Maturity Liabilities are maturities collected on behalf of continuing factional holders pending payment.

Recently Adopted Accounting Guidance

In May 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-09 ("ASC 606") "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” ("ASC 605") and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Trust adopted ASC 606 as of January 1, 2018 using the retrospective transition method. There is no impact to the Trust's recognition of revenue associated with the adoption of ASC 606.

Accounting Guidance Not Yet Adopted

In March 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to clarify certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In addition to amending Topic 825, Financial Instruments, FASB added Topic 321, Investments—Equity Securities, and made a number of consequential amendments to the Codification. The amendments in ASU 2018-03 are effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. We are currently evaluating the methods and impact of adopting this new standard on our financial statements, but do not expect a material impact to our financial statements.

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

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations.  The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance.  While some cost of insurance increases are anticipated and taken into consideration in the Trusts forecasts; other cost of insurance increases are unilaterally imposed by the carrier.  In 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. The Trust, through ATLES is a class plaintiff in three class actions against carriers over their cost of insurance increases.

The main components of legal risk are: (i) the risk that an insurer could successfully challenge its obligation to pay policy benefits at maturity; and (ii) that an insured’s family could successfully challenge the Trust’s entitlement to an insurance policy’s benefits. In either case, there is also risk that the Trust would be unable to recover the premiums it paid towards the insurance policy.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more in premiums and delaying its collection of death benefits.   Further, increased longevity may encourage additional continuing fraction holders to default on their premium obligations, increasing the Trust’s positions and its premium payment burden.

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amounts.

Note 2 - Commitments and Contingencies

Litigation

In accordance with applicable accounting guidance, the Trust establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Trust does not establish an accrued liability. As a litigation or regulatory matter develops, the Trust, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When a loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Trust will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Trust will then continue to monitor the matter for further developments that could affect the amount of any such accrued liability. There have been no material changes to any litigation matters during the three and six months ended June 30, 2018.

Indemnification of Certain Persons

Under certain circumstances, the Trust may be required to indemnify certain persons performing services on behalf of the Trust for liability they may incur arising out of the indemnified persons' activities conducted on behalf of the Trust. There is no limitation on the maximum potential payments under these indemnification obligations and, due to the number and variety of events and circumstances under which these indemnification obligations could arise, the Trust is not able to estimate such maximum potential payments. The Trust has not made any payments under such indemnification obligations and no amount has been accrued in the accompanying financial statements for these indemnification obligations of the Trust.  The Trust maintains insurance to mitigate its exposure to this contingency risk.

Note 3 - Restricted Cash

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of June 30, 2018, and December 31, 2017, the Trust has $51.0 million and $76.3 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: monies distributable to the fractional interest holders in policies that matured prior to the Plan becoming effective, maturities, premium reserves, premium obligations, and collateral deposits.

Note 4 - Life Insurance Policies

As of June 30, 2018, the Trust owns an interest in 3,082 policies of which 567 are life settlement policies and 2,515 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.3 billion as of June 30, 2018 of which $1.1 billion is attributable to life settlements and $203.0 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $190.3 million as of June 30, 2018 of which $188.0 million is attributable to life settlements and $2.3 million is attributable to viaticals.

As of December 31, 2017, the Trust owned an interest in 3,140 policies of which 600 are life settlement policies and 2,540 are viaticals. The PHT Portfolio’s aggregate face value is approximately $1.3 billion as of December 31, 2017 of which $1.1 billion is attributable to life settlements and $179.1 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $272.1 million as of December 31, 2017 of which $270.6 million was attributable to life settlements and $1.5 million is attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. During the three months ended June 30, 2018, the Trust discontinued the use of life expectancies originally inherited from the Debtors based on management’s determination that such life expectancies had become outdated. Management now utilizes default mortality multipliers to determine the estimated longevity of its insureds. See: Note 6 – Fair Value Measurement, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables (i) illustrate the immediate impact on near term longevity estimates; and (ii) summarize the Trust's life insurance policies grouped by remaining life expectancy as of June 30, 2018 and December 31, 2017:

As of June 30, 2018:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	982
2-3	1	241,667	70,937
3-4	44	56,685,766	16,962,452
4-5	151	263,843,823	58,187,783
Thereafter	2,885	972,169,784	115,081,233
	3,082	$1,292,987,435	$190,303,387

As of December 31, 2017:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	21	$45,189,634	$36,855,871
1-2	33	61,077,238	36,814,730
2-3	60	65,934,777	30,372,137
3-4	57	94,187,235	31,657,796
4-5	130	211,916,460	50,004,422
Thereafter	2,839	784,622,390	86,435,831

	3,140	$1,262,927,734	$272,140,787

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of June 30, 2018, are as follows:

2018	$25,669,208
2019	58,898,321
2020	62,306,350
2021	59,658,331
2022	54,122,294
Thereafter	238,568,204

Total	$499,222,708

There was a $30 million increase in the PHT portfolio’s face value amount from December 31, 2017 to June 30, 2018. This is due primarily to: (i) the fact that positions were allocated to the claimants who are on litigation hold despite such position not actually being issued to them because of restrictions in the Plan; (ii) other positions were deemed contributed into the PHT because the corresponding continuing fractions holder failed to pay premiums when due; and (iii) recognition of increases in certain policies’ face value.

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

The Trust’s estimated total future premium payable are $499.2 million as of June 30, 2018. This is an increase of $90.8 million from the total estimated future premiums of $408.4 million as of December 31, 2017. The increase in estimated premiums payable is due to: (i) increases in estimated life expectancies resulting from the use of standard mortality multipliers compared to previously used life expectancy estimates; and (ii) increases in the cost of insurance imposed by certain life insurance companies.

The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.

Note 5 - Notes Payable

On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Principal is due in full on December 9, 2018 but is not subject to a prepayment penalty. Substantially all of the Trust’s assets collateralize the loan. As of June 30, 2018, and December 31, 2017, the outstanding balances were $22.5 million and $35.0 million, respectively.

On December 9, 2016, the Trust entered into a revolving line of credit with Vida Longevity Fund, LP, an affiliate of Vida Capital, Inc., for $25.0 million. Interest accrues at 11% of outstanding balance and is paid quarterly. The line of credit matures on December 9, 2018, at which point any amount outstanding is due in full. As of June 30, 2018, and December 31, 2017, no amounts have been drawn on the line of credit.

In accordance with the Plan, the Trust issued notes totaling approximately $36.5 million in exchange for claims against the Debtor’s estate and the interests in life insurance policies held by the exchanging claimants. The proceeds from those interests collateralize the Trust’s obligations under the notes. Interest accrues at 3% of the outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the note, beginning in December 2017, the Trust is required to make annual payments to a sinking fund to reserve for the current year’s interest payment and 1/15 of the notes’ original principal amount. Such fund is included in restricted cash on the accompanying balance sheets. As of June 30, 2018, and December 31, 2017, the outstanding balance of the notes was $36.5 million. The sinking fund associated with these notes has a balance of $2.4 million at June 30, 2018 and December 31, 2017.

On March 28, 2017, the Trust was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2017. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3% as of December 31, 2017. As of June 30, 2018, and December 31, 2017, the outstanding balance was $2.6 million.

Future scheduled principal payments on the above notes payable and required sinking fund contributions are as follows as of June 30, 2018:

	Sinking Fund	Notes Payable
2018	$2,432,886	$22,500,000
2019	2,432,886	916,667
2020	2,432,886	916,667
2021	2,432,886	916,666
2022	2,432,886	-
Thereafter	21,887,452	36,493,298

Total	$34,051,882	$61,743,298

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

The balances of the Trust's assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, are as follows:

	As of June 30, 2018	As of December 31, 2017

Assets: Investments in Life Insurance Policies
Level 1	$-	$-

Level 2	$-	$-

Level 3	$190,303,387	$272,140,787

Total Fair Value	$190,303,387	$272,140,787

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	June 30, 2018	December 31, 2017

Fair Value	$190,303,387	$272,140,787

Face Value	$1,292,987,435	$1,262,927,734

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate	Discount rate

Range (Weighed Avg.)	26.0%-31.8%	25.5%-31.8%

The life insurance policies’ fair value estimates were reduced significantly in the second quarter of 2018. The primary cause of the change was the use of standard mortality multipliers for all policies as opposed to using previous life expectancy estimates that were previously determined by the Debtor for certain policies. A secondary cause was the increase in the cost of insurance imposed by certain life insurance companies on a number of policies.

In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries.

Following is a summary of the methodology used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy. The overall methodology did not change from first quarter 2018 to the second quarter 2018; however, the method for estimating longevity was modified during the second quarter of 2018.For the prior year and the first quarter of 2018, the PHT Portfolio’s fair value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as provided by third-party life expectancy providers when they were available. If a policy did not have a LE, or the LE became aged, a default mortality multiplier was used, based on the 2015 VBT.

This approach applied a monthly mortality scale as generated by the specific life expectancy (“LE”) and/or a default mortality multiplier of each insured which is used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation). The mortality scale was actuarially rolled forward from the LE underwriting date to the valuation date.

The LEs that the Trust holds were issued by life expectancy providers to the Debtor during the course of the bankruptcy. The LEs were approaching, and in some cases exceeding, two years since issuance. As LEs age, they become less reliable because they are based on increasingly out of date medical information. After two years, many industry participants obtain new medical information from insureds and purchase new LEs. The Trust does not have to do so because of the significant time and financial burden that would be required to obtain new medical releases from the insureds and collect their medical records from various doctors, clinics and hospitals.

Because it had a number of LEs that were becoming aged and, thus, less reliable, the Trust began to incrementally phase out the LEs in favor of a mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries (“2015 VBT”) beginning in December 31, 2017.  Accordingly, as the LE’s aged, less weight would be applied to them and more weight would be placed with the default mortality multiplier. A 25% discount would be applied quarterly starting 21 months past the underwriting date until the aged LE date was fully discounted and replaced by the default mortality multiplier. A LE that is 24 to 26 months old would have a 50% discount, an LE that is 27 to 29 months old will have a 75% discount, and an LE greater than or equal to 30 months would only use the default mortality multiplier, as described below. The Trust anticipated eliminating reliance on most of its LEs in favor of the mortality multiplier by the end of calendar year 2018.

As a result of its planned comparison of actual to expected mortalities during the second quarter of 2018, the Trust noticed a growing divergence between actual and expected maturities. After further analysis, the Trust determined that the LEs in its possession were less reliable than previously understood and that the mortality multipliers were providing more accurate longevity projections across the portfolio. Accordingly, the Trust’s management decided to accelerate its migration towards the mortality multipliers and stop using the LEs.

Beginning in the second quarter 2018, the PHT Portfolio’s fair value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier, based on the 2015 VBT. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation).

The default mortality multipliers have not changed since the inception of the Trust. The multipliers used are 100% for the Life Settlement males, 100% for the Life Settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

The exclusive use of the mortality multipliers has had the effect of extending anticipated longevity of the insureds in the PHT Portfolio. As a result, the amount of premiums that the Trust anticipates paying increased as did the anticipated length of time before the receipt of the death benefit. These factors were major contributors to the 2018 reduction in the estimated fair value of the PHT Portfolio.

The Trust will continue to monitor historical deaths on a quarterly basis. We will compare actual to expected mortalities to refine our mortality multipliers; such that they reasonably “validate” based on our analysis of trends.  An in-depth review of the historical death experience to the mortality tables will be conducted on our third quarter results as an annual process to ensure the Trust information is current for the most accurate estimating process of valuing the investment portfolio.

The servicing company is paid 2.65% of each maturity as compensation. All estimated cash flows of the Policies are net of such compensation.

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of June 30, 2018 and December 31, 2017. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of June 30, 2018 and December 31, 2017 would be as follows:

As of June 30, 2018 Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$206,226,736	$15,923,349
No change	5.2 years	$190,303,387	$-
+ 5%		$173,802,695	$(16,500,692)

As of December 31, 2017 Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$286,717,730	$14,576,943
No change	3.6 years	$272,140,787	$-
+ 5%		$257,057,325	$(15,083,462)

Cost of Insurance

Over the past several years, various insurers have increased the cost of insurance tables used in certain of their policies. The PHT Portfolio has not been exempt from these increases. The most significant of these to date have been increases announced by Lincoln National Life Insurance Company, PHL Variable Life Insurance Company and John Hancock Life Insurance Company. The Trust’s portfolio has a significant concentration of policies issued by these carriers. See: Credit Exposure to Insurance Companies, below.

Because the cost of insurance affects the premiums paid, an increase in the cost of insurance negatively impacts the affected policies’ valuation. The fair value estimates take into account all known increases in the cost of insurance. The Trust has not separately analyzed the impact of the cost of insurance increases to determine how much of the reduction in valuation was due to the cost of insurance increase separate and apart from the longevity increase. Management believes, however, that the negative impact from the cost of insurance increase is material, albeit smaller than that of the longevity increase.

Discount rate

The discount rate is another significant input in the fair value determination. The Trust’s estimate incorporates market factors, the size of the portfolio, and various policy specific quantitative and qualitative factors including known information about the underlying insurance policy, its economics, the insured and the insurer.

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2018 and December 31, 2017 would be as follows:

As of June 30, 2018 Rate Adjustment	Fair Value	Change in Fair Value
+ 2%	$179,647,827	$(10,655,560)
No change	$190,303,387	$-
- 2%	$202,216,282	$11,912,895

As of December 31, 2017 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$259,806,309	$(12,334,478)
No change	$272,140,787	$-
- 2%	$285,785,223	$13,644,436

Future changes in the discount rates used by the Trust to value life insurance policies could have a material effect on the Trust's fair value analysis, which could have a material adverse effect on the Trust’s financial condition and results of operations.

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of June 30, 2018:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.1%	13.0%	A+
Transamerica Financial Life Insurance	9.6%	11.6%	A+
John Hancock Life Insurance (USA)	7.4%	10.3%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2017:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	11.5%	13.6%	A+
Transamerica Financial Life Insurance	9.4%	11.5%	A+
John Hancock Life Insurance (USA)	7.9%	12.4%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2018 and 2017:

	2018	2017

Balance at March 31,	$257,560,021	$268,979,158
Realized gain on matured policies	16,972,579	14,841,948
Unrealized loss on assets held	(81,294,256)	(2,556,609)
Change in estimated fair value	(64,321,677)	12,285,339

Matured policies, net of fees	(20,112,682)	(19,270,239)
Premiums paid	17,177,724	11,153,426
Balance at June 30,	$190,303,387	$273,147,684

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2018 and 2017:

	2018	2017

Balance at December 31,	$272,140,787	$263,579,040
Realized gain on matured policies	28,036,958	26,214,787
Unrealized loss on assets held	(100,247,368)	(3,537,353)
Change in estimated fair value	(72,210,410)	22,677,434

Matured policies, net of fees	(37,086,880)	(31,526,114)
Premiums paid	27,459,890	18,417,324
Balance at June 30,	$190,303,387	$273,147,684

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

Note 7 – Premium Receivable

At June 30, 2018 and December 31, 2017, the allowance for doubtful accounts related to premium receivable was $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$99,374,120	$150,752,520

Total assets	$99,374,120	$150,752,520

Liabilities
Due to the Life Partners Position Holder Trust	$143,571	$35,526

Total liabilities	$143,571	$35,526

Net assets	$99,230,549	$150,716,994

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity income (loss) from Life Partners Position Holder Trust	$(40,195,598)	$1,388,742	$(51,378,400)	$4,758,193
Expenses
Professional fees	$28,587	$-	$108,045	$-

Increase (decrease) in net assets	$(40,224,185)	$1,388,742	$(51,486,445)	$4,758,193

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$150,716,994	$139,451,651
Increase (decrease) in net assets	(51,486,445)	4,758,193

Net assets, end of period	$99,230,549	$144,209,834
Net asset value per unit:
Number of units	748,438,237	698,908,305
Net assets per unit	$0.13	$0.21

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 and 2017

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets	$(51,486,445)	$4,758,193
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	$51,378,400	$(4,758,193)
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	108,045	-
Net cash used in operating activities	$-	$-
Net change in cash	$-	$-
Cash, beginning of period	$-	$-
Cash end of period	$-	$-

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 - Operations

The Life Partners IRA Holder Partnership, LLC (the “IRA Partnership” or “Partnership”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al. (the “Debtors”), dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) on November 1, 2016. The Plan became effective on December 9, 2016 and the Bankruptcy Court appointed Eduardo S. Espinosa, Esq. to serve as Trustee of the Life Partners Position Holder Trust (“Trust”) and as manager of Life Partners IRA Holder Partnership, LLC. Life Partners Holdings, Inc. was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation. From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies. LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business.

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Trust. The Partnership held 748,438,237 and 733,164,743 units as of June 30, 2018 and December 31, 2017, respectively, of the Trust’s outstanding units totaling 1,223,686,156 and 1,162,059,511 as of June 30, 2018 and December 31, 2017, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of partnership interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Investment in life insurance policies	$190,303,387	$272,140,787
All other assets	79,675,006	97,624,877

Total assets	$269,978,393	$369,765,664

Total liabilities	$107,503,083	$130,824,276

Net assets	$162,475,310	$238,941,388

Income Statement Data
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Change in fair value of life insurance policies	$(64,321,677)	$(72,210,410)	$12,285,339	$22,677,434
Other income	1,097,994	1,165,990	35,032	46,595

Total income	$(63,223,683)	$(71,044,420)	12,320,371	$22,724,029

Total expenses	$2,884,244	$5,421,658	$4,173,356	$8,411,064

Net (decrease) increase in net assets resulting from operations	$(66,107,927)	$(76,466,078)	$8,147,015	$14,312,965

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2018 nor December 31, 2017.

Use of Estimates

The preparation of these financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material

Risks and Uncertainties

The Partnership, due to the nature of its assets and operations, is subject to significant risks and uncertainties affecting the Trust which encounters economic risk. The two main components of economic risk potentially impacting the Partnership’s interest in the Trust are market risk and concentration of credit risk. The market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model and changes in other assumptions to the Trust’s fair value model.  Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could result in material effects to the Partnership’s financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the financial statements and accompanying notes and the information contained in other sections of this quarterly report on Form 10-Q. The statements in this discussion and analysis concerning expectations regarding Life Partners Position Holder Trust’s (“Position Holder Trust” or “Trust”) and the Life Partners IRA Holder Partnership, LLC’s (“IRA Partnership” or “Partnership”) future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. The actual results of the Trust and Partnership could differ materially from those suggested or implied by any forward-looking statements.

Business Overview

Life Partners Position Holder Trust (the “Position Holder Trust” “Trust”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al., dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) on November 1, 2016, as amended. The Plan became effective on December 9, 2016, and the Bankruptcy Court appointed Eduardo S. Espinosa, Esq. to serve as Trustee of the Trust and as Manager of the Life Partners IRA Holder Partnership, LLC (“IRA Partnership” or “Partnership”). Life Partners Holdings, Inc., was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation (collectively, the “Debtors”). From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies with a face value of approximately $2.2 billion as of December 9, 2016 (“Policies”). LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business.

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of June 30, 2018, and December 31, 2017, there were 10,439 and 10,187 holders of the 1,223,686,156 and 1,162,059,511 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 3,082 and 3,140 life insurance policies, with aggregate fair values of $190.3 million and $272.1 million and an aggregate face values of approximately $1.3 billion and $1.3 billion at June 30, 2018 and December 31, 2017, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

The Bankruptcy Court organized the Trust and the Partnership in order to liquidate the assets of the Debtors in a manner calculated to conserve, protect and maximize the value of the assets, and to distribute the proceeds thereof to the Trust’s securities holders in accordance with the Plan. The Trust and IRA Partnership have no other business interests nor operations and will not acquire any additional life insurance policies in the future. The Trust’s beginning assets and liabilities were contributed pursuant to the Plan as of December 9, 2016.

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

The Partnership operations consist entirely of its interests in the operations of the Trust and will continue as long as the Trust is liquidating its assets. The Partnership utilizes the equity method of accounting for its interests in the Trust and recognizes its proportionate interest in the results of the Trust’s continuing operations accordingly.

Critical Accounting Policies

Position Holder Trust

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. Life insurance policies are reflected at their estimated fair values. Any resulting changes in estimates are reflected in operations in the period in which they occur.

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

The Trust’s valuation of life insurance policies is a critical estimate within the financial statements. The Trust currently uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in its industry. The Trust calculates the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value are the Trust’s estimate of the insureds’ longevity, anticipated future premium obligations and the discount rate. See Note 6, “Fair Value Measurements in the accompanying financial statements.”

Income Recognition

The Trust’s investments in life insurance policies are its primary source of income. Gain or loss is recognized from ongoing changes in the portfolio’s estimated fair value, including any gains or losses at maturity. Gains or losses from maturities are recognized at receipt of a death notice or verified obituary for an insured party and determined based on the difference between the death benefit and the estimated fair value of the policy at maturity.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities Receivable

Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred, but payment was not yet received as of the reporting period.

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2018 or December 31, 2017.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.0 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009 and 2010 income tax returns. These obligations bear interest at 4% annually and is payable in equal annual installments in 2017, 2018 and 2019.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily include professional services, legal fees and expected litigation settlements, some of which are obligations assumed by the Trust that were incurred prior to the effective date of the Trust. The Trust also accrues liabilities for state taxes payable and other miscellaneous accruals. The Trust accrues liabilities when costs are incurred, and such costs can be reasonably estimated.

Premium Liability

As of June 30, 2018, and December 31, 2017, the Trust holds $25.2 million and $30.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liability

As of June 30, 2018, and December 31, 2017, the Trust holds $15.7 million and $23.6 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations.  The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance.  While some cost of insurance increases are anticipated and taken into consideration in the Trusts forecasts; other cost of insurance increases are unilaterally imposed by the carrier. In 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. The Trust, through ATLES is a class plaintiff in three class actions against carriers over their cost of insurance increases.

The main components of legal risk are: (i) the risk that an insurer could successfully challenge its obligation to pay policy benefits at maturity; and (ii) that an insured’s family could successfully challenge the Trust’s entitlement to an insurance policy’s benefits. In either case, there is also risk that the Trust would be unable to recover the premiums it paid towards the insurance policy.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more in premiums and delaying its collection of death benefits.   Further, increased longevity may encourage additional continuing fraction holders to default on their premium obligations, increasing the Trust’s positions and its premium payment burden.

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amounts.

Recently Adopted Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 ("ASC 606") "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” ("ASC 605") and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Trust adopted ASC 606 as of January 1, 2018 using the retrospective transition method. There is no impact to the Trust's recognition of revenue associated with the adoption of ASC 606.

Accounting Guidance Not Yet Adopted

In March 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to clarify certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In addition to amending Topic 825, Financial Instruments, the Board added Topic 321, Investments—Equity Securities, and made a number of consequential amendments to the codification. The amendments in ASU 2018-03 are effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. We are currently evaluating the methods and impact of adopting this new standard on our financial statements but do not expect a material impact to our financial statements.

IRA Partnership

Equity Method Accounting

The Partnership accounts for its investment in the Trust using the equity method of accounting in accordance with Accounting Standards Codification (ASC) 323, Investments – Equity Method and Joint Ventures. The Partnership and the Trust are closely connected, with a common trustee and common management.  Due to this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.

Income Taxes

No provision for state or federal income taxes has been made as the liability for such taxes is attributable to the members rather than the Partnership. The Partnership is a limited liability company with taxable income or loss passing through to the members. In certain instances, however, the Partnership may be required under applicable laws to remit amounts otherwise due to members, directly to state or federal tax authorities. Such payments on behalf of the members are deemed distributions to them.

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of  preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2018 nor December 31, 2017.

Risks and Uncertainties

The Partnership, due to the nature of its assets and operations, is subject to significant risks and uncertainties affecting the Trust. The two main components of economic risk potentially impacting the Partnership’s interest in the Trust are market risk and concentration of credit risk. The market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the deteriorating financial condition of the carrier or otherwise. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and result in material effects to the Partnership’s financial position and results of operations.

Results of Continuing Operations

As of June 30, 2018, the Trust owns an interest in 3,082 policies of which 567 are life settlement policies and 2,515 are viaticals. The PHT Portfolio’s aggregate face value is approximately $1.3 billion as of June 30, 2018 of which $1.1 billion is attributable to life settlements and $203.0 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $190.3 million as of June 30, 2018 of which $188.0 million is attributable to life settlements and $2.3 million is attributable to viaticals.

As of December 31, 2017, the Trust owned an interest in 3,140 policies of which 600 are life settlement policies and 2,540 are viaticals. The PHT Portfolio’s aggregate face value is approximately $1.3 billion as of December 31, 2017 of which $1.1 billion is attributable to life settlements and $179.1 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $272.1 million as of December 31, 2017 of which $270.6 million is attributable to life settlements and $1.5 million is attributable to viaticals. The Policies were valued using a base or foundational discount rate of 15%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 26.0% for Life Settlements and 31.8% for viaticals at June 30, 2018. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results of Operations for the Trust

Net decrease in net assets for the three months ended June 30, 2018 was $66.1 million as compared to a net increase in net assets of $8.1 million for the same period last year.  The following are the components of net change in net assets resulting from operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change	% Change

Income	$(63,223,683)	$12,320,371	$(75,544,054)	(613)
Expenses	2,884,244	4,173,356	1,289,112	31

Increase (decrease) in net assets	$(66,107,927)	$8,147,015	$(74,254,942)

The Trust recognizes income on its respective portion of the Policies primarily from changes in their estimated fair value. There was no tax expense nor benefit for the three months ended June 30, 2018 and 2017. The primary decrease in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements in the accompanying financial statements.”

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2018 and 2017:

	2018	2017

Balance at March 31,	$257,560,021	$268,979,158
Realized gain on matured policies	16,972,579	14,841,948
Unrealized loss on assets held	(81,294,256)	(2,556,609)
Change in estimated fair value	(64,321,677)	12,285,339

Matured policies, net of fees	(20,112,682)	(19,270,239)
Premiums paid	17,177,724	11,153,426
Balance at June 30,	$190,303,387	$273,147,684

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized gains (losses) on policies which is affected by both the, unwinding of the discount over time, and changes in valuation assumptions, including mortality and discount rates. The increase in unrealized losses primarily resulted from discontinuing the use of the life expectancy (“LE”) values, determined to be outdated, in favor of default mortality multipliers to estimate longevity. Based upon our mortality analysis relative to actual maturities as compared to projected maturities, it is management’s opinion to discontinue the use of this data. The Trust now uses mortality multipliers by type/gender based upon our continued review/analysis of historical maturities. In addition, increases in the cost of insurance premiums for certain policies further contributed to the unrealized loss. In 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses.
	Three Months Ended June 30,
	2018	2017	$ Change	% Change

Interest	$950,543	$1,801,587	$(851,044)	(47)
Administrative and filing fees	494,327	96,546	397,781	412
Insurance	6109	10,480	(4,372)	(42)
Legal fees	553,530	1,591,143	(1,037,613)	(65)
Professional fees	610,511	303,711	306,800	101
Other general and administrative expenses	269,224	369,889	(100,664)	(27)

Total expenses	$2,884,244	$4,173,356	$(1,289,112)

The decrease of $1.3 million is primarily due to less interest paid as the notes payable balances have decreased over the same period noted above and less incurred in legal fees due to increased efficiencies in the operations of the Trust. This decrease in cost is partially offset by a significant increase in the Trust’s fees payable to the U.S. Trustee, which is included in administrative and filing fees, while the bankruptcy remains pending as well as an increase in professional fees.

Interest expense for the three months ended June 30, 2018 and 2017 primarily consisted of interest on two notes payable.

Results of Operations for the Partnership

Net decrease in net assets for the three months ended June 30, 2018 was $40.2 million as compared to a net increase in net assets of $1.4 million for the same period last year.

The Partnership recognizes income on its respective portion of the Trust's change in net assets which is driven by its investment in the Trust and the changes in the estimated fair value of the Trust’s investment in life insurance Policies. There was no tax expense nor benefit for the three months ended June 30, 2018 and 2017. The primary decrease in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

Six Months ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Results of Operations for the Trust

Net decrease in net assets for the six months ended June 30, 2018 was $76.5 million as compared to a net increase in net assets of $14.3 million for the same period last year.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change

Income	$(71,044,420)	$22,724,029	$(93,768,449)	(413)
Expenses	5,421,658	8,411,064	(2,989,406)	(36)

Increase (decrease) in net assets	$(76,466,078)	$14,312,965	$(90,779,043)

The Trust recognizes income on its respective portion of the Policies primarily from changes in their estimated fair value. There was no tax expense nor benefit for the six months ended June 30, 2018 and 2017. The primary decrease in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements in the accompanying financial statements.”

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2018 and 2017:

	2018	2017

Balance at December 31,	$272,140,787	$263,579,040
Realized gain on matured policies	28,036,958	26,214,787
Unrealized loss on assets held	(100,247,368)	(3,537,353)
Change in estimated fair value	(72,210,410)	22,677,434

Matured policies, net of fees	(37,086,880)	(31,526,114)
Premiums paid	27,459,890	18,417,324
Balance at June 30,	$190,303,387	$273,147,684

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized gains (losses) on policies which is affected by both the unwinding of the discount over time, and changes in valuation assumptions, including mortality and discount rates. The increase in unrealized losses primarily resulted from discontinuing the use of the ("LE") values, determined to be outdated, in favor of default mortality multipliers to estimate longevity. Based upon our mortality analysis relative to actual maturities as compared to projected maturities, it is management’s opinion to discontinue the use of this data. The Trust now uses mortality multipliers by type/gender based upon our continued review/analysis of historical maturities. In addition, increases in the cost of insurance premiums for certain policies further contributed to the unrealized loss. In 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change

Interest	$2,070,396	$3,617,643	$(1,547,247)	(43)
Administrative and filing fees	528,540	107,640	420,900	391
Insurance	6,109	10,480	(4,371)	(42)
Legal fees	1,068,556	2,834,517	(1,765,961)	(62)
Professional fees	1,417,272	1,359,315	57,957	(4)
Other general and administrative expenses	330,785	481,469	(150,684)	(31)

Total expenses	$5,421,658	$8,411,064	$(2,989,406)

The decrease of $3.0 million is primarily due to less interest paid as the notes payable balances have decreased over the same period noted above and less incurred in legal fees due to increased efficiencies in the Trust’s operations. This decrease in cost is partially offset by a significant increase in the Trust’s fees payable to the U.S. Trustee, which is included in the administrative and filing fees, while the bankruptcy remains pending as well as an increase in professional fees.

Interest expense for the six months ended June 30, 2018 and 2017 primarily consisted of interest on two notes payable.

Results of Operations for the Partnership

Net decrease in net assets for the three months ended June 30, 2018 was $51.5 million as compared to a net increase in net assets of $4.8 million for the same period last year.

The Partnership recognizes income on its respective portion of the Trust's change in net assets which is driven by its investment in the Trust and the changes in the estimated fair value of the Trust’s investment in life insurance Policies. There was no tax expense nor benefit for the three months ended June 30, 2018 and 2017. The primary decrease in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

Liquidity and Capital Resources

Overview and Cash Flow

The principal source of the Trust’s operating liquidity is the Trust’s share of the death benefits from the maturity of life insurance policies, dividend income and refund of premiums paid on behalf of others. The principal uses of that liquidity include payment of premiums on policies, liquidation of existing debt, payment of general and administrative expenses and distribution to the Unit holders, if any.

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

Capital

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

Outstanding debt for the period ended June 30, 2018 was $61.6 million and included $22.5 million of outstanding principal on the Vida Opportunity Fund, LP loan, $36.5 million secured 15-year promissory note issued by the Trust to the IRA Holders (“New IRA Notes”), and $2.6 million to the Chapter 11 Trustee. Outstanding debt for the period ended December 31, 2017 was $74.1 million and included $35.0 million of outstanding principal on the Vida Opportunity Fund, LP loan, $36.5 million of New IRA Notes, and $2.6 million to an individual.

New IRA Notes

The Debtors’ estate included 1,177 security holders who held their positions through their individual retirement accounts (“IRA”), which are prohibited investments for an IRA. As a result, the Plan included a mechanism to resolve the IRA investors’ claims by establishing the Partnership and authorizing the issuance of the New IRA Notes.

The Position Holder Trust was authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.0% per annum, due 2031. As of June 30, 2018, there were $36.5 million of New IRA Notes outstanding. Interest is payable annually in December.

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

Liquidity

At June 30, 2018, the Position Holder Trust had $53.7 million of cash primarily consisting of $5.9 million held to pay Policy premiums, $23.2 million was held to pay for premiums collected and due on behalf of the continuing fractional holders, $11.9 million held to pay maturities collected and owed to current fractional holders, $10.0 million held as collateral deposits on debt, and $2.7 million was available to pay for operating expenses of the Trust. At December 31, 2017, the Position Holder Trust had $78.1 million of cash primarily consisting of $5.7 million was held to pay Policy premiums, $30.3 million was held to pay for premiums collected and due on behalf of the continuing fractional holders, $23.7 million was held to pay pre and post effective date maturities collected and owed to current fractional holders, $16.6 million was held as collateral deposits on debt, and $1.8 million was available to pay for operating expenses of the Trust.

The Trust’s total outstanding liabilities decreased by $23.3 million from $130.8 million at December 31, 2017, to $107.5 million at June 30, 2018. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable and a decrease in premium and maturity liabilities.

During the three months ended June 30, 2018 and 2017, the Position Holder Trust paid premiums on Policies totaling $17.2 million and $11.2 million, respectively on the PHT Portfolio. Also, for the three months ended June 30, 2018 and 2017 there were maturities of $20.1 million and $19.3 million, respectively.

The Position Holder Trust paid  $2.5 million of its outstanding notes payable during the three months ended June 30, 2018.  There were no financing activities during the three months ended June 30, 2017.

The Trust has a liquidity risk associate with the payment of premiums by the continuing fractional holder  (“CFH”) positions.  If the CFHs don’t pay their premiums, then the Trust is then liable for the premium payments. Therefore, a significant increase in the non-payment by CFHs would adversely affect the liquidity of the Trust.

Off-Balance Sheet Arrangements

As of June 30, 2018, and December 31, 2017, the Trust and Partnership had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments.  The major components of market risk are credit risk and interest rate risk.  As of June 30, 2018, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of June 30, 2018.

	Percentage of Total Fair Value	Percentage of Total Death Benefit	Carrier Rating
Carrier
The Lincoln National Life Insurance	10.1%	13.0%	A+
Transamerica Financial Life Insurance	9.6%	11.6%	A+
John Hancock Life Insurance (USA)	7.4%	10.3%	A+

Interest Rate Risk

The note payable to Vida Opportunity Fund, LP and the Trust’s revolving line of credit were established at a fixed interest rate.  Accordingly, fluctuations in interest rates during the period ending June 30, 2018, did not impact the Trust’s operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including Trustee, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Trustee concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2018.

In preparing the financial statements for the year ended December 31, 2017, for the Position Holder Trust and the Partnership, we identified a material weakness in our internal control over financial reporting, as defined by the SEC guidelines for public companies. The material weakness identified relates to the Position Holder Trust and the Partnership having not yet established processes and controls sufficient to ensure the accuracy of data and information regarding its Policies, insured parties and position holder interests on an ongoing basis. In addition, such controls are not fully implemented at the servicer and subservicer, and relevant controls to monitor the performance of those organizations are not yet in place.

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

There have been no material changes to any litigation matters during the three months ended June 30, 2018.

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

Dated: August 14, 2018

LIFE PARTNERS POSITION HOLDER TRUST

By: /s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By: /s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Manager