Form 10-Q
period 2018-09-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2018-11-13
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

LIFE PARTNERS POSITIONS HOLDERS TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Cash	$425,620	$1,800,047
Maturities receivable	21,653,285	19,438,534
Prepaids and other assets	295,765	81,703
Restricted cash and cash equivalents	45,357,333	76,304,593
Life insurance policies	179,787,002	272,140,787

Total assets	$247,519,005	$369,765,664

Liabilities
Notes payable	$51,048,454	$74,086,192
Assumed tax liability	1,957,240	2,243,302
Premium liability	22,839,350	30,225,729
Maturity liability	13,113,876	23,643,936
Accounts payable	1,036,594	34,507
Assumed liabilities	-	18,293
Accrued expenses	1,995,910	572,317

Commitments and Contingencies (Note 2)

Total liabilities	91,991,424	130,824,276

Net assets	$155,527,581	$238,941,388

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$(5,466,766)	$26,170,478	$(77,677,176)	$48,847,912
Other income	102,696	-	1,268,478	-

Total (loss) income	(5,364,070)	26,170,478	(76,408,698)	48,847,912

Expenses
Interest expense	737,574	1,805,161	2,807,970	5,422,804
Administrative and filing fees	265,603	44,833	781,143	152,474
Insurance	-	375	6,108	10,855
Legal fees	419,533	482,452	1,488,088	3,106,177
Professional fees	706,305	1,526,120	2,123,576	2,988,586
Other general and administrative	63,509	179,369	394,086	721,883

Total expenses	2,192,524	4,038,310	7,600,971	12,402,779

Net (decrease) increase in net assets resulting from operations	$(7,556,594)	$22,132,168	$(84,009,669)	$36,445,133

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CHANGES IN NET ASSETS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$238,941,388	$203,749,554
Conversion of debt to units (Note 5)	595,862	-
Net (decrease) increase in net assets resulting from operations	(84,009,669)	36,445,133

Net assets, end of period	$155,527,581	$240,194,687
Net asset value per unit:
Number of units	1,227,809,087	1,154,518,519
Net assets per unit	$0.13	$0.21

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(84,009,669)	$36,445,133
Adjustments to reconcile net (decrease) increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	77,677,176	(48,847,912)
Change in assets and liabilities:
Maturity escrow held by third party	-	1,826,334
Premiums receivable, net	-	661,878
Prepaids and other assets	(214,062)	97,525
Assumed tax liability	(286,062)	(778,428)
Creditor trust funding	-	(5,000,000)
Premium liability	(7,386,379)	5,350,329
Maturity liability	(10,530,060)	(22,871,707)
Accounts payable	1,002,087	2,720,331
Assumed liabilities	(18,293)	(5,407,125)
Accrued expenses	1,481,717	933,519
Net cash flows provided by (used in) operating activities	22,283,545	(34,870,123)
Cash flows from investing activities:
Premiums paid on life settlements	(41,563,853)	(24,599,593)
Net change in maturities of life settlements	54,025,711	46,111,530
Net cash flows provided by investing activities	12,461,858	21,511,937
Cash flows from financing activities:
Payments on notes payable	(22,500,000)	-
Net cash flows used in financing activities	(22,500,000)	-

Net decrease in cash	(32,321,687)	(13,358,186)

Cash, beginning of period	78,104,640	103,450,137

Cash, end of period	$45,782,953	$90,091,951

Supplemental cash flow information:
Cash	$425,620	$8,070,105
Restricted cash	45,357,333	82,021,846

Total cash	$45,782,953	$90,091,951

Cash paid for interest	$1,879,010	$3,403,128

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of September 30, 2018 and December 31, 2017, there were 10,443 and 10,187 holders of the 1,227,809,087 and 1,162,059,511 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 3,060 and 3,140 life insurance policies, with aggregate fair values of $179.8 million and $272.1 million and an aggregate face values of approximately $1.3 billion and $1.3 billion at September 30, 2018 and December 31, 2017, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Under the Plan, the Trustee will distribute at least annually to the Unit holders all of the distributable cash (as defined in the Position Holder Trust Agreement) generated during each calendar year, subject to any reserve established by the Trustee reasonably necessary to maintain the value of the registrant’s assets or to meet claims and contingent liabilities. The Trustee may not make a distribution until the Trust repays a $55.0 million loan with Vida Capital (“Exit Loan Facility”) in full. The balance of this loan at September 30, 2018 and December 31, 2017 is $12.5 million and $35.0 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. Life insurance policies are reflected at their estimated fair values. Any resulting changes in estimates are reflected in operations in the period the change becomes apparent.

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

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid to the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons' obligations and not the Trust’s. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan.

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2018 or December 31, 2017.

The Trust, at its inception, also assumed approximately $2.9 million in federal income tax liabilities from the Debtors as an Unsecured Priority Claim under the Plan which total approximately $2.0 million and $2.0 million as of September 30, 2018 and December 31, 2017, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. This tax obligation contains imputed interest at 4% annually and has remaining annual installments in 2018 and 2019.

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

Recently Adopted Accounting Guidance

 In May 2014 FASB issued Accounting Standards Update ("ASU") No. 2014-09 ("ASC 606") "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” ("ASC 605") and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Trust adopted ASC 606 as of January 1, 2018 using the retrospective transition method. There is no impact to the Trust's recognition of revenue associated with the adoption of ASC 606.
In March 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to clarify certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In addition to amending Topic 825, Financial Instruments, FASB added Topic 321, Investments—Equity Securities, and made a number of consequential amendments to the codification. The amendments in ASU 2018-03 are effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. The Trust adopted ASU 2018-03 in third quarter of 2018 and there was no impact on the recognition and measurement of financial assets and liabilities.

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

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trusts forecasts; other cost of insurance increases are unilaterally imposed by the carrier. In the second quarter of 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance.

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

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time, the Trust's balances may exceed the FDIC insurable amounts.

Note 2 - Commitments and Contingencies

Litigation

In accordance with applicable accounting guidance, the Trust establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Trust does not establish an accrued liability. As a litigation or regulatory matter develops, the Trust, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When a loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Trust will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Trust will then continue to monitor the matter for further developments that could affect the amount of any such accrued liability. There have been no material changes to any litigation matters during the three and nine months ended September 30, 2018.

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

Note 3 - Restricted Cash

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of September 30, 2018, and December 31, 2017, the Trust has $45.4 million and $76.3 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: monies distributable to the fractional interest holders in policies that matured prior to the Plan becoming effective, maturities, premium reserves, premium obligations, and collateral deposits.

Note 4 - Life Insurance Policies

As of September 30, 2018, the Trust owns an interest in 3,060 policies of which 555 are life settlement policies and 2,505 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.3 billion as of September 30, 2018 of which $1.1 billion is attributable to life settlements and $203.0 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $179.8 million as of September 30, 2018 of which $177.4 million is attributable to life settlements and $2.4 million is attributable to viaticals.

As of December 31, 2017, the Trust owned an interest in 3,140 policies of which 600 are life settlement policies and 2,540 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.3 billion as of December 31, 2017 of which $1.1 billion was attributable to life settlements and $179.1 million was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $272.1 million as of December 31, 2017 of which $270.6 million was attributable to life settlements and $1.5 million was attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. During the three months ended June 30, 2018, the Trust discontinued the use of life expectancies originally inherited from the Debtors based on management’s determination that such life expectancies had become outdated. Management now utilizes default mortality multipliers to determine the estimated longevity of its insureds. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables (i) illustrate the immediate impact on near term longevity estimates; and (ii) summarize the Trust's life insurance policies grouped by remaining life expectancy as of September 30, 2018 and December 31, 2017:

As of September 30, 2018:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	2,689
2-3	1	241,667	64,776
3-4	51	66,825,234	18,436,538
4-5	157	301,447,433	63,138,803
Thereafter	2,850	907,098,726	98,144,196
	3,060	$1,275,659,455	$179,787,002

As of December 31, 2017:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	21	$45,189,634	$36,855,871
1-2	33	61,077,238	36,814,730
2-3	60	65,934,777	30,372,137
3-4	57	94,187,235	31,657,796
4-5	130	211,916,460	50,004,422
Thereafter	2,839	784,622,390	86,435,831
	3,140	$1,262,927,734	$272,140,787

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of September 30, 2018, are as follows:

2018	$13,540,474
2019	61,870,115
2020	65,044,672
2021	62,448,318
2022	56,660,126
Thereafter	252,349,128
Total	$511,912,833

The Trust is required to pay premiums to keep its portion of life insurance policies in force. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differ from the estimated life expectancies. Additionally, as the continuing fractional holders default on their future premium obligations, the Trust’s premium liability will increase.

The Trust’s estimated total future premium payable are $511.9 million as of September 30, 2018. This is an increase of $103.5 million from the total estimated future premiums of $408.4 million as of December 31, 2017. The increase in estimated premiums payable is due to: (i) increases in estimated life expectancies resulting from the use of standard mortality multipliers compared to previously used life expectancy estimates; (ii) increases in the cost of insurance imposed by certain life insurance companies; and (iii) continued optimization of premiums for each policy in the portfolio.

The Plan requires that the continuing fractional holders pay premium calls within 60 days of the day the Trust sends an invoice. The failure of a continuing fractional holder to timely pay a premium call on a position results in a premium default with respect to that position. Upon a premium default, the continuing fractional holder is deemed to have contributed its position to the Trust in exchange for Units. Section 5.05(c) of the Plan requires that the Trust reduce the number of Units issued upon a default by two factors: (a) by 20% – the subsection (c)(i) discount; and (b) to exclude income received by the PHT before the default – the subsection (c)(ii) discount (collectively, the “Section 5.05(c) Discount”).

In April 2017, the bankruptcy court temporarily stayed the imposition of Section 5.05(c) Discount. That stay expired in the third quarter of 2018 for certain positions held by continuing fractional holders. Instead of receiving one unit per dollar of face value represented by a defaulted position, affected continuing fractional holders will receive significantly fewer units. The amount of the Section 5.05(c) discount varies month to month.

The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.

Note 5 - Notes Payable

On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Principal is due in full on December 9, 2018, but is not subject to a prepayment penalty. Substantially all of the Trust’s assets collateralize the loan. As of September 30, 2018 and December 31, 2017, the outstanding balances were $12.5 million and $35.0 million, respectively. Subsequent to the quarter ending September 30, 2018 the trust paid $8.5 million on this note payable leaving a balance of $4.0 million as of November 8, 2018.

On December 9, 2016, the Trust entered into a revolving line of credit with Vida Longevity Fund, LP, an affiliate of Vida Capital, Inc., for $25.0 million. Interest accrues at 11% of outstanding balance and is paid quarterly. The line of credit matures on December 9, 2018, at which point any amount outstanding is due in full. As of September 30, 2018 and December 31, 2017, no amounts have been drawn on the line of credit.

In accordance with the Plan, the Trust issued notes totaling approximately $36.5 million in exchange for claims against the Debtor’s estate and the interests in life insurance policies held by the exchanging claimants. The proceeds from those interests collateralize the Trust’s obligations under the notes. Interest accrues at 3% of the outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the note, beginning in December 2017, the Trust is required to make annual payments to a sinking fund to reserve for the current year’s interest payment and 1/15 of the notes’ original principal amount. Such fund is included in restricted cash on the accompanying balance sheets. As of September 30, 2018 and December 31, 2017, the outstanding balances of the notes were $35.9 million and $36.5 million, respectively. The sinking fund associated with these notes had balances of $4.9 million and $2.4 million at September 30, 2018 and December 31, 2017, respectively. In the third quarter of 2018 there was a conversion of notes payable to IRA Partnership and Trust units of $0.6 million based on changes to election for the unit holders which were in dispute and resolved through settlement, mediation or court order.

On March 28, 2017, the Trust was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2017. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3% as of December 31, 2017. As of September 30, 2018 and December 31, 2017, the outstanding balance was $2.6 million.

Future scheduled principal payments on the long-term debt are as follows as of September 30, 2018:

Long-Term Debt
2018	$12,500,000
2019	3,308,739
2020	3,308,739
2021	3,308,739
2022	2,392,072
Thereafter	21,528,644
Total	$46,346,930

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

The balances of the Trust's assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, are as follows:

	As of September 30, 2018	As of December 31, 2017
Assets:
Investments in Life Insurance Policies
Level 1	$-	$-

Level 2	$-	$-

Level 3	$179,787,002	$272,140,787

Total Fair Value	$179,787,002	$272,140,787

Quantitative Information about Level 3 Fair Value Measurements
Life insurance policies	September 30, 2018	December 31, 2017

Fair Value	$179,787,002	$272,140,787

Face Value	$1,275,659,455	$1,262,927,734

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate	Discount rate

Range	26.5%-31.8%	25.5%-31.8%

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

The following is a summary of the methodology used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy. The overall methodology did not change from first quarter 2018 to the third quarter 2018; however, the method for estimating longevity was modified during the second quarter of 2018.

For the prior year and the first quarter of 2018, the PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as provided by third-party life expectancy providers when they were available. This approach applied a monthly mortality scale as generated by the specific life expectancy (“LE”) and/or a default mortality multiplier of each insured which is used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation). The mortality scale was actuarially rolled forward from the LE underwriting date to the valuation date.

The LEs that the Trust holds were issued by life expectancy providers to the Debtor during the course of the bankruptcy. The LEs were approaching, and in some cases exceeding, two years since issuance. As LEs age, they become less reliable because they are based on increasingly out of date medical information. After two years, many industry participants obtain new medical information from insureds and purchase new LEs. The Trust does not purchase new LEs because of the significant time and financial burden that would be required to obtain new medical releases from the insureds and collect their medical records from various doctors, clinics and hospitals.

Because it had a number of LEs that were becoming aged and, thus, less reliable, the Trust began to incrementally phase out the LEs in favor of a mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries (“2015 VBT”) beginning in December 31, 2017. Accordingly, as the LE’s aged, less weight would be applied to them and more weight would be placed with the default mortality multiplier. A 26% discount would be applied quarterly starting 21 months past the underwriting date until the aged LE date was fully discounted and replaced by the default mortality multiplier. A LE that is 24 to 26 months old would have a 50% discount, an LE that is 27 to 29 months old will have a 75% discount, and an LE greater than or equal to 30 months would only use the default mortality multiplier, as described below. The Trust anticipated eliminating reliance on most of its LEs in favor of the mortality multiplier by the end of calendar year 2018.

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

Beginning in the second quarter of 2018, the PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier based on the 2015 VBT. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation).

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

During the third quarter of 2018, the Trust had a decrease in value of $10.5 million due to the changes in future premium obligations on 251 policies, maturities during the quarter, and discount rate changes offset by gains for LE aging.

The Trust is engaged in the process of updating its forecasts of future premium obligations for individual policies. During the course of this process, the Trust discovered that the forecasts for certain policies did not extend to the contractual maturity date of those insurance policies. The PHT is creating new forecasts for all such policies as part of its general process of updating forecasts. It anticipates that it will take between six and nine months to complete new forecasts for these policies. The Trust management is still evaluating any potential impact; however, such future revisions could have a material impact on the valuation.

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

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of September 30, 2018 and December 31, 2017. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of September 30, 2018 and December 31, 2017 would be as follows:

As of September 30, 2018 Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$195,899,070	$16,112,068
No change	5.1 years	$179,787,002	-
+ 5%		$163,085,348	$(16,701,654)

As of December 31, 2017 Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$286,717,730	$14,576,943
No change	3.6 years	$272,140,787	-
+ 5%		$257,057,325	$(15,083,462)

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

Because the cost of insurance affects the premiums paid, an increase in the cost of insurance negatively impacts the affected policies’ valuation. The fair value estimates take into account all known increases in the cost of insurance. The Trust has not separately analyzed the impact of the cost of insurance increases to determine how much of the reduction in valuation during the second quarter of 2018 was due to the cost of insurance increase separate and apart from the longevity increase. Management believes, however, that the negative impact from the cost of insurance increase is material, albeit smaller than that of the longevity increase.

Discount rate

The discount rate is another significant input in the fair value determination. The Trust’s estimate incorporates market factors, the size of the portfolio, and various policy specific quantitative and qualitative factors including known information about the underlying insurance policy, its economics, the insured and the insurer.

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2018 and December 31, 2017 would be as follows:

As of September 30, 2018 Rate Adjustment	Fair Value	Change in Fair Value
+ 2%	$169,817,823	$(9,969,179)
No change	$179,787,002	-
- 2%	$190,914,518	$11,127,516

As of December 31, 2017 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$259,806,309	$(12,334,478)
No change	$272,140,787	-
- 2%	$285,785,223	$13,644,436

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of September 30, 2018:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.3%	13.7%	A+
Transamerica Financial Life Insurance	9.4%	12.2%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2017:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	11.5%	13.6%	A+
Transamerica Financial Life Insurance	9.4%	11.5%	A+
John Hancock Life Insurance (USA)	7.9%	12.4%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended September 30, 2018 and 2017:

	2018	2017
Balance at June 30,	$190,303,387	$273,147,684
Realized gain on matured policies	16,794,590	16,122,334
Unrealized gain (loss) on assets held	(22,261,356)	10,025,350
Change in estimated fair value	(5,466,766)	26,147,684

Matured policies, net of fees	(19,153,583)	(19,344,711)
Premiums paid	14,103,964	6,182,269
Balance at September 30,	$179,787,002	$286,155,720

The following table provides a roll-forward of the fair value of life insurance policies for the nine months ended September 30, 2018 and 2017:

	2018	2017
Balance at December 31,	$272,140,787	$263,579,040
Realized gain on matured policies	44,831,548	42,337,121
Unrealized gain (loss) on assets held	(122,508,724)	6,510,792
Change in estimated fair value	(77,677,176)	48,847,913

Matured policies, net of fees	(56,240,462)	(50,870,826)
Premiums paid	41,563,853	24,599,593
Balance at September 30,	$179,787,002	$286,155,720

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

Note 7 – Premium Receivable

At September 30, 2018 and December 31, 2017, the premium receivable was fully reserved for at $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$94,732,368	$150,752,520

Total assets	$94,732,368	$150,752,520

Liabilities
Due to the Life Partners Position Holder Trust	$153,381	$35,526-

Total liabilities	$153,381	$35,526-

Net assets	$94,578,987	$150,716,994

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity income (loss) from Life Partners Position Holder Trust	$(4,641,746)	$7,939,010	$(56,020,152)	$12,697,198
Expenses
Professional fees	$9,810	$-	$117,855	$-

Increase (decrease) in net assets	$(4,651,556)	$7,939,010	$(56,138,007)	$12,697,198

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$150,716,994	$139,451,651
Increase (decrease) in net assets	(56,138,007)	12,697,198

Net assets, end of period	$94,578,987	$152,148,849
Net asset value per unit:
Number of units	747,862,666	731,317,865
Net assets per unit	$0.13	$0.21

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets	$(56,138,007)	$12,697,198
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	$56,020,152	$(12,697,198)
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	117,855	-
Net cash used in operating activities	$-	$-
Net change in cash	$-	$-
Cash, beginning of period	$-	$-
Cash end of period	$-	$-

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Trust. The Partnership held 747,862,666 and 733,164,743 units as of September 30, 2018 and December 31, 2017, respectively, of the Trust’s outstanding units totaling 1,227,809,087 and 1,162,059,511 as of September 30, 2018 and December 31, 2017, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of partnership interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Investment in life insurance policies	$179,787,002	$272,140,787
All other assets	67,732,003	97,624,877

Total assets	$247,519,005	$369,765,664

Total liabilities	$91,991,424	$130,824,276

Net assets	$155,527,581	$238,941,388

Income Statement Data

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Change in fair value of life insurance policies	$(5,466,766)	$(77,677,176)	$26,170,478	$48,847,912
Other income	102,696	1,268,478	-	-

Total income (loss)	$(5,364,070)	$(76,408,698)	26,170,478	$48,847,912

Total expenses	$2,192,524	$7,600,971	$4,038,310	$12,402,779

Net (decrease) increase in net assets resulting from operations	$(7,556,594)	$(84,009,669)	$22,132,168	$36,445,133

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of September 30, 2018 nor December 31, 2017.

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

Business Overview

The Position Holder Trust was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al., dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) on November 1, 2016, as amended. The Plan became effective on December 9, 2016, and the Bankruptcy Court appointed Eduardo S. Espinosa, Esq. to serve as Trustee of the Trust and as Manager of the IRA Partnership. Life Partners Holdings, Inc., was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation (collectively, the “Debtors”). From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies with a face value of approximately $2.2 billion as of December 9, 2016 (“Policies”). LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business.

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of September 30, 2018 and December 31, 2017, there were 10,443 and 10,187 holders of the 1,227,809,087 and 1,162,059,511 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 3,060 and 3,140 life insurance policies, with aggregate fair values of $179.8 million and $272.1 million and an aggregate face values of approximately $1.3 billion and $1.3 billion at September 30, 2018 and December 31, 2017, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

The Position Holder Trust expects that fulfilling its liquidating purpose will require a significant amount of time. As such, the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries bymaintaining the majority of its Policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

The Plan requires that the continuing fractional holders pay premium calls within 60 days of the day the Trust sends an invoice. The failure of a continuing fractional holder to timely pay a premium call on a position results in a premium default with respect to that position. Upon a premium default, the continuing fractional holder is deemed to have contributed its position to the Trust in exchange for Units. Section 5.05(c) of the Plan requires that the Trust reduce the number of Units issued upon a default by two factors: (a) by 20% – the subsection (c)(i) discount; and (b) to exclude income received by the PHT before the default – the subsection (c)(ii) discount (collectively, the “Section 5.05(c) Discount”).

In April 2017, the bankruptcy court temporarily stayed the imposition of Section 5.05(c) Discount. That stay expired in the third quarter of 2018 for certain positions held by continuing fractional holders. Instead of receiving one unit per dollar of face value represented by a defaulted position, affected continuing fractional holders will receive significantly fewer units. The amount of the Section 5.05(c) discount varies month to month.

The Partnership operations consist entirely of its interests in the operations of the Trust and will continue as long as the Trust is liquidating its assets. The Partnership utilizes the equity method of accounting for its interests in the Trust and recognizes its proportionate interest in the results of the Trust’s continuing operations accordingly.

Critical Accounting Policies

Position Holder Trust

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. Life insurance policies are reflected at their estimated fair values. Any resulting changes in estimates are reflected in operations in the period the change becomes apparent.

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

The Trust’s valuation of life insurance policies is a critical estimate within the financial statements. The Trust currently uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in its industry. The Trust calculates the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value are the Trust’s estimate of the insureds’ longevity, anticipated future premium obligations and the discount rate. See Note 6, “Fair Value Measurements” in the accompanying financial statements.

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

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid to the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons' obligations and not the Trust. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan.

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $5.0 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2018 or December 31, 2017.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.0 million and $2.0 million as of September 30, 2018 and December 31, 2017, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations include imputed interest at 4% annually and have remaining annual installments in 2018 and 2019.

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

Premium Liability

As of September 30, 2018, and December 31, 2017, the Trust holds $20.9 million and $30.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liability

As of September 30, 2018, and December 31, 2017, the Trust holds $13.1 million and $23.6 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trusts forecasts, other cost of insurance increases are unilaterally imposed by the carrier. In the second quarter of 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. There is no additional impact in third quarter of 2018.The main components of legal risk are: (i) the risk that an insurer could successfully challenge its obligation to pay policy benefits at maturity; and (ii) that an insured’s family could successfully challenge the Trust’s entitlement to an insurance policy’s benefits. In either case, there is also risk that the Trust would be unable to recover the premiums it paid towards the insurance policy.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more in premiums and delaying its collection of death benefits. Further, increased longevity may encourage additional continuing fraction holders to default on their premium obligations, increasing the Trust’s positions and its premium payment burden. The Trust management is still evaluating any potential impact; however, such future revisions could have a material impact on the valuation.

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amounts.

Recently Adopted Accounting Guidance

 In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 ("ASC 606") "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in ASC 605 “Revenue Recognition” ("ASC 605"), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Trust adopted ASC 606 as of January 1, 2018 using the retrospective transition method. There is no impact to the Trust's recognition of revenue associated with the adoption of ASC 606.

In March 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" to clarify certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In addition to amending Topic 825, Financial Instruments, the Board added Topic 321, Investments—Equity Securities, and made a number of consequential amendments to the codification. The amendments in ASU 2018-03 are effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. The Trust adopted ASU 2018-03 in third quarter of 2018 and there was no impact on the recognition and measurement of financial assets and liabilities.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of September 30, 2018 nor December 31, 2017.

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

Results of Continuing Operations

As of September 30, 2018, the Trust owns an interest in 3,060 policies of which 555 are life settlement policies and 2,505 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.3 billion as of September 30, 2018 of which $1.1 billion is attributable to life settlements and $203.0 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $179.8 million as of September 30, 2018 of which $177.4 million is attributable to life settlements and $2.4 million is attributable to viaticals.

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

The Policies were valued using a base or foundational discount rate of 15%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 26.5% for life settlements and 31.8% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Results of Operations for the Trust

Net decrease in net assets for the three months ended September 30, 2018 was $7.6 million as compared to a net increase in net assets of $22.1 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change	% Change

Income (loss)	$(5,364,070)	$26,170,478	$(31,534,548)	(121)
Expenses	2,192,524	4,038,310	(1,845,786)	(46)

Increase (decrease) in net assets	$(7,556,594)	$22,132,168	$(29,688,762)

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended September 30, 2018 and 2017. The primary decrease in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended September 30, 2018 and 2017:

	2018	2017

Balance at June 30,	$190,303,387	$273,147,684
Realized gain on matured policies	16,794,590	16,122,334
Unrealized gain (loss) on assets held	(22,261,356)	10,025,350
Change in estimated fair value	(5,466,766)	26,147,684

Matured policies, net of fees	(19,153,583)	(19,344,711)
Premiums paid	14,103,964	6,182,269
Balance at September 30,	$179,787,002	$286,155,720

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized gains (losses) on policies which is affected by unwinding the discount over time, and changes in valuation assumptions, including mortality and discount rates. This includes the fact that beginning in the second quarter of 2018, the Trust stopped using LEs issued by life expectancy providers to the debtor. Based upon our planned comparison of actual maturities to projected maturities, management determined to accelerate its existing program of deemphasizing the LEs in favor of default mortality multipliers based on the 2015 Valuation Basic Table.

The Trust now uses mortality multipliers as its exclusive method of estimating longevity. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses

	Three Months Ended September 30,
	2018	2017	$ Change	% Change

Interest	$737,574	$1,805,161	$(1,067,587)	(59)
Administrative and filing fees	265,603	44,833	220,770	492
Insurance	-	375	(375)	(100)
Legal fees	419,533	482,452	(62,919)	(13)
Professional fees	706,305	1,526,120	(819,815)	(54)
Other general and administrative expenses	63,509	179,369	(115,860)	(65)

Total expenses	$2,192,524	$4,038,310	$(1,845,786)

The decrease in total expenses of $1.8 million is primarily due to less interest paid as the notes payable balances have decreased over the same period noted above and less incurred in legal and professional fees due to increased efficiencies in the operations of the Trust. This decrease in cost is partially offset by an increase in the Trust’s fees payable to the U.S. Trustee, which is included administrative and filing fees, while the bankruptcy remains pending.

Interest expense for the three months ended September 30, 2018 and 2017 primarily consisted of interest on two note payables.

Results of Operations for the Partnership

The net decrease in net assets for the three months ended September 30, 2018 was $4.7 million as compared to a net increase in net assets of $1.3 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended September 30, 2018 and 2017. The primary decrease in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

Nine Months ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Results of Operations for the Trust

The net decrease in net assets for the nine months ended September 30, 2018 was $84.0 million as compared to a net increase in net assets of $36.4 million for the same period in the last year.

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change

Income (loss)	$(76,408,698)	$48,847,912	$(125,256,610)	(256)
Expenses	7,600,971	12,402,779	(4,801,808)	(39)

Increase (decrease) in net assets	$(84,009,669)	$36,445,133	$(120,454,802)

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the nine months ended September 30, 2018 and 2017. The primary decrease in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the nine months ended September 30, 2018 and 2017:

	2018	2017

Balance at December 31,	$272,140,787	$263,579,040
Realized gain on matured policies	44,831,548	42,337,121
Unrealized gain (loss) on assets held	(122,508,724)	6,510,792
Change in estimated fair value	(77,677,176)	48,847,913

Matured policies, net of fees	(56,240,462)	(50,870,826)
Premiums paid	41,563,852	24,599,593
Balance at September 30,	$179,787,002	$286,155,720

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized gains (losses) on policies which is affected by the unwinding the discount over time and changes in valuation assumptions, including mortality and discount rates. This includes the fact that beginning in the second quarter of 2018, the LE values as provided by the servicing company are not being utilized on a going forward basis as LEs being less reliable. See, Note 6, “Fair Value Measurements” to the accompanying financial statement. Based upon our mortality analysis relative to actual maturities as compared to projected maturities, it is management’s opinion to discontinue the use of this data. The Trust now uses mortality multipliers by type/gender based upon our continued review/analysis of historical maturities. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

Expenses
	Nine Months Ended September 30,
	2018	2017	$ Change	% Change

Interest	$2,807,970	$5,422,804	$(2,614,834)	(48)
Administrative and filing fees	781,143	152,474	628,669	412
Insurance	6,108	10,855	(4,747)	(44)
Legal fees	1,488,088	3,106,177	(1,618,089)	(52)
Professional fees	2,123,576	2,988,586	(865,010)	(29)
Other general and administrative expenses	394,086	721,883	(327,797)	(45)

Total expenses	$7,600,971	$12,402,779	$(4,801,808)

The decrease in total expenses of $4.8 million is primarily due to less interest paid as the notes payable balances have decreased over the same period noted above and less incurred in legal and professional fees due to increased efficiencies in the Trust’s operations. This decrease in cost is partially offset by a increase in the Trust’s fees payable to the U.S. Trustee, which is included in the administrative and filing fees, while the bankruptcy remains pending.

Interest expense for the nine months ended September 30, 2018 and 2017 primarily consisted of interest on two note payables.

Results of Operations for the Partnership

The net decrease in net assets for the nine months ended September 30, 2018 was $56.1 million as compared to a net increase in net assets of $12.7 million for the same period last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no tax expense nor benefit for the nine months ended September 30, 2018 and 2017. The primary decrease in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

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

Outstanding debt for the period ended September 30, 2018 was $51.0 million and included $12.5 million of outstanding principal on the Vida Opportunity Fund, LP loan, $35.9 million secured 15-year promissory note issued by the Trust to the IRA holders (“New IRA Notes”), and $2.6 million to the Chapter 11 trustee. Outstanding debt for the period ended December 31, 2017 was $74.1 million and included $35.0 million of outstanding principal on the Vida Opportunity Fund, LP loan, $36.5 million of New IRA Notes, and $2.6 million to an individual.

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

The Position Holder Trust was authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.0% per annum, due 2031. As of September 30, 2018, there were $35.9 million of New IRA Notes outstanding. Interest is payable annually in December.

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

In the third quarter of 2018, there was a conversion of notes payable to IRA Partnership and Trust units of $0.6 million based on changes to election for the unit holders which were in dispute and resolved through settlement, mediation or court order.

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

Liquidity

At September 30, 2018, the Position Holder Trust had $45.8 million of cash primarily consisting of $0.8 million held to pay Policy premiums, $20.9 million was held to pay for premiums collected and due on behalf of the continuing fractional holders, $13.4 million held to pay maturities collected and owed to current fractional holders, $10.3 million held as collateral deposits on debt, and $0.4 million was available to pay for operating expenses of the Trust. At December 31, 2017, the Position Holder Trust had $78.1 million of cash primarily consisting of $5.7 million was held to pay Policy premiums, $30.3 million was held to pay for premiums collected and due on behalf of the continuing fractional holders, $23.7 million was held to pay pre and post effective date maturities collected and owed to current fractional holders, $16.6 million was held as collateral deposits on debt, and $1.8 million was available to pay for operating expenses of the Trust.

The Trust’s total outstanding liabilities decreased by $38.8 million from $130.8 million at December 31, 2017, to $92.0 million at September 30, 2018. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable and a decrease in premium and maturity liabilities.

During the three months ended September 30, 2018 and 2017, the Position Holder Trust paid premiums on Policies totaling $14.1 million and $6.2 million, respectively on the PHT Portfolio. Also, for the three months ended September 30, 2018 and 2017, there were maturities of $19.2 million and $19.3 million, respectively.

The Position Holder Trust paid $10.0 million of its outstanding notes payable during the three months ended September 30, 2018. There were no financing activities during the three months ended September 30, 2017. Subsequent to the quarter ending September 30, 2018 the trust paid $6.0 million on October 19, 2018.

The Trust has a liquidity risk associated with the payment of premiums by the continuing fractional interest holders. Under the Plan, the Trust bills continuing fractional interest holders for their share of premiums due over the coming twelve months. If a continuing fractional interest holder fails to pay its share of the premiums on a position, the continuing fractional interest holder defaults and the position is deemed to have been contributed to the Trust in exchange for Units. The Trust is then responsible for the premium payments related to the defaulted interest. Therefore, a significant increase in the non-payment by continuing fractional interest holders may adversely affect the liquidity of the Trust.

Off-Balance Sheet Arrangements

As of September 30, 2018, and December 31, 2017, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of September 30, 2018, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of September 30, 2018.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.3%	13.7%	A+
Transamerica Financial Life Insurance	9.4%	12.2%	A+

Interest Rate Risk

The note payable to Vida Opportunity Fund, LP and the Trust’s revolving line of credit were established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending September 30, 2018, did not impact the Trust’s operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including Trustee, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Trustee concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2018.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to any litigation matters during the three months ended September 30, 2018.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2018

LIFE PARTNERS POSITION HOLDER TRUST

By: /s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By: /s/ Eduardo S. Espinosa
Eduardo S. Espinosa, Manager