Form 10-K
period 2018-12-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2019-03-12
CIK 1692144, 1705222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-55783

Commission file number 000-55784

Life Partners Position Holder Trust Life Partners IRA Holder Partnership, LLC
(Exact name of registrant as specified in its charter)

Texas Texas	81-6950788 81-4644966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Bryan Street, Suite 1800, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number: (214) 871-2100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Item 1.               Description of Business

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

The Bankruptcy Court for the Northern District of Texas created the Trust and IRA Partnership as part of the Debtors’ plan of reorganization to satisfy the claims of a creditor group that was comprised of approximately 22,000 holders of record (“Investors”), of over 100,000 “fractional interests” in life insurance policies on third parties (“Policies”), with a face amount of approximately $2.2 billion as of December 9, 2016. When used in this report, unless otherwise indicated, the terms “Registrants,” “we,” “us” and “our” refers to Life Partners Position Holder Trust and Life Partners IRA Holder Partnership, LLC together. “Trust” or “Position Holder Trust” refers to Life Partners Position Holder Trust. and the “IRA Partnership” refers to Life Partners IRA Holder Partnership, LLC.

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

Detailed background information regarding the bankruptcy proceedings pursuant to which the Plan was developed is included in the Disclosure Statement for Third Amended Joint Plan, dated June 22, 2016.

The Debtors

Life Partners, Inc. was engaged in the business of: (i) acting as a life settlement provider by purchasing individual life insurance policies insuring the lives of terminally ill individuals or seniors from third parties. and (ii) raising money to purchase such policies by selling investment contracts or “Fractional Interests” to the Investors, including some whom purchased through their individual retirement accounts, or IRAs. Purchases made through an Investor’s IRA were denominated as promissory notes relating to Fractional Interests, called “IRA Notes.” The IRA Notes and Fractional Interests together are called the “Fractional Positions.”

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

The Reorganization Plan

During the course of the bankruptcy proceedings, the Chapter 11 Trustee and the Official Committee of Unsecured Creditors developed an amended plan of reorganization, which was confirmed by the Bankruptcy Court. In developing the Plan, the Chapter 11 Trustee and the Debtors negotiated a settlement agreement of pending class action litigation. Under that agreement, Investors who held Fractional Positions were provided with options under the Plan to elect the treatment of their claims against the Debtors. Investors that owed any amounts to the Debtors regarding their Fractional Positions were provided with a “catch-up” process to preserve their Fractional Positions. Investors who paid such amounts by the deadline became eligible to make an election with respect to their Fractional Positions.

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
The Plan became effective on December 9, 2016. Under the Plan, three new legal entities were created to implement the provisions of the Plan and to take required actions under the Plan:

●●
Life Partners Position Holder Trust – The Position Holder Trust is a liquidating trust that owns the legal title to, and together with the Continuing Fractional Interest Holders, essentially all beneficial and equitable title in the Policies. The Trust will distribute the liquidation proceeds of those assets to the Trust beneficiaries and Continuing Fractional Interest Holders. In satisfaction of their respective claims against the Debtors, the Trust issued: (i) “Continuing Fractional Interests” to the holders of Fractional Interests who elected to continue their previous Fractional Interests in particular life insurance policies. (ii) beneficial interests called “Position Holder Trust Interests” to the holders of Fractional Interests who elected to pool their positions under the Position Holder Trust. and (iii) new secured 15-year promissory notes to the IRA Holders, called “New IRA Notes,” secured by the right to receive payment from a sinking fund established under the Plan.

●●
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

●●
The Creditors’ Trust – The Plan also gave Investors an option to rescind their purchase of a Fractional Position and become holders of a Creditors’ Trust Interest. Life Partners Creditors’ Trust ("Creditors' Trust") is a liquidating trust that will (a) pursue litigation and other causes of action assigned to it under the Plan and (b) distribute the net proceeds collected by it to the holders of interests in the Creditors’ Trust. The Creditors’ Trust is administered by a different trustee.

Financing for the Position Holder Trust

Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc. (“Vida”), provided a $55 million financing facility (“Exit Loan Facility”) on December 9, 2016 to provide for consummation of the reorganization transactions contemplated by the Plan. The Exit Loan Facility has a two-year term, may be prepaid without penalty and bears interest at 11% per annum, calculated daily on the aggregate amount of the outstanding advances.

Another Vida affiliate, the Vida Longevity Fund, LP, also provided a $25 million two-year revolving line of credit (“revolving Line of Credit”) on December 9, 2016, which may be prepaid without penalty and bears interest at 11% per annum, calculated daily on the aggregate amount of the outstanding advances. This line of credit matured on December 9, 2018. The line of credit also includes an annual unused commitment fee payable to each lender equal to the lesser of (i) $100,000, or (ii) 0.75% of the excess of the average daily balance of such lender’s funding commitments over the average daily balance of such lender’s advances during the preceding calendar year. The obligations are secured by liens on virtually all of the Position Holder Trust’s assets.

Subsequent to the closing of the reporting period, effective as of January 17, 2019, the Life Partners Position Holders Trust paid the remaining balances in full related to the Exit Loan Facility and terminated the $55 Million Exit Loan Facility with Vida Opportunity Fund, LP and the $25 million Revolving Line of Credit with Vida Longevity Fund, LP. All liens and security interests of the lenders under these loan facilities have been terminated and released.

Subsequent to the closing of the reporting period, to provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum.

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

In addition, the Position Holder Trust was required by the Plan to contribute $12 million to the Creditors’ Trust over a three-year period which was fully funded in December 2017. The Trust has no further obligations to the Creditors’ Trust.

Administration and Operation

The Position Holder Trust will terminate when its Policy assets have all matured, have been abandoned or have been liquidated, and the Trust assets have been distributed in accordance with the Plan. The Plan originally anticipated that the Trust would terminate no later than December 9, 2026, unless extended by the Bankruptcy Court no more than four times, with each extension not exceeding five years. As discussed below, the maturity date of the New IRA Notes is December 9, 2031, and it is currently anticipated that the Trust will be extended until the New IRA Notes mature or are otherwise paid. As upon the occurrence of the termination of the Trust and consent of the Bankruptcy Court, the Trustee will be discharged from his duties. Unlike the Trust, however, the IRA Partnership does not have an established termination date but is expected to be wound down by the Trustee as Manager when the liquidation of the Trust is complete.

Eduardo S. Espinosa was initially appointed by the Bankruptcy Court to serve as Trustee of the Position Holder Trust and as the Manager of the IRA Partnership. The Plan also established a Position Holder Trust Governing Trust Board comprised of five members (“Governing Trust Board”): Bert Scalzo, Robert L. Trimble, Mark Redus, Philip R. Loy and Nate Evans. The members of the Governing Trust Board also serve as members of the Advisory Committee of the IRA Partnership (“Advisory Committee”), and as members of the trust board for the Creditors’ Trust. The business experience and other information concerning the Trustee and each member of the Governing Trust Board is included in Item 10 below. On August 24, 2018, Marc Redus resigned as a member of the Governing Trust Board. Effective the same day Brent Berry was voted on to the Governing Trust Board to replace Marc Redus. On December 15, 2018, Eduard S. Espinosa was terminated by the Governing Trust Board and replaced with Michael J. Quilling as Trustee. The Board’s decision to replace Mr. Espinosa was executed for convenience pursuant to §6.3(a) of the Trust Agreement and not for Cause, as defined in the Trust.

Subsequent to the close of the reporting period, on January 15, 2019, Nate Evans resigned as a member of the Governing Trust Board to pursue other business interests. As of the date of this filing, no replacement candidate for Mr. Evans’s seat has been identified or named.

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

The Trust and IRA Partnership have no employees, and none are expected in the future. Vida was appointed as the servicing company under the Plan in connection with the maintenance and collection of benefits of the Policies and to provide investor account services, including maintaining the ownership registers for the Continuing Fractional Interests, Position Holder Trust Interests and IRA Partnership interests. As permitted under the Plan, Vida has subcontracted the servicing agreement to its subsidiary, Magna Servicing, LLC (“Subservicer” or “Servicing Company”). Pursuant to the servicing agreement, fees for servicing the Policies will be paid out of the death benefits paid on Policies that mature in an amount equal to 2.65% of the death benefits paid (“Servicing Fee”).

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

Premium Payments and Policy Maturities

Under the Plan, Continuing Fractional Interest Holders who made a Continuing Holder Election retained 95% of their original Fractional Interest, with the other 5% deemed to be contributed to the Position Holder Trust in exchange for a Position Holder Trust Interest. As such, a Continuing Fractional Holder is obligated to pay 95% of the premium payments and Policy expenses allocable to its original Fractional Interest. Holders of Position Holder Trust interests (including the IRA Partnership) are not required to pay premiums allocable to their Contributed Positions. Similarly, Continuing Fractional Interest Holders are not required to pay premiums allocable to their 5% Fractional Interest deemed contributed to the Trust under the Plan. The Servicing Company will make premium calls to Continuing Fractional Interests Holders by sending premium notice and payment reminders to each as necessary. Premium calls will be made once per year, per policy, and sent at least 120 days prior to the due date for payment of the premiums by the Continuing Fractional Holders. reminders will be sent if payment in full is not received within 30 days after the notice is sent. The Trustee, however, may divide the Continuing Fractional Interest Holders into twelve groups and bill a different group each month using the same billing and reminder schedule for premium calls as set out above.

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

Upon maturity of a Policy, the Continuing Fractional Interest Holders relating to the Policy will be entitled to receive the Policy proceeds allocable to each (i.e., 95% of the proceeds payable with respect to each original Fractional Interest relating to the Policy). The Policy proceeds paid to a Continuing Fractional Interest Holder will be reduced by: (1) the Servicing Fee payable with respect to each such Continuing Fractional Interest. and (2) any premium amount advanced by the Position Holder Trust prior to the date of death that is not refunded as a result of the Policy’s maturity.

New IRA Notes

An IRA Holder who made a continuing holder election became the holder of a “New IRA Note”. The New IRA Notes were structured to qualify as debt with no significant incidents of ownership in life insurance contracts. Consequently, the holders of New IRA Notes should not be viewed as investing directly or indirectly in life insurance contracts, which would disqualify the IRA and cause the IRA to lose its tax-exempt status. If the New IRA Notes are not treated as debt for federal income tax purposes, but as an investment in life insurance contracts, the entire IRA account balance could be deemed distributed to the IRA Holder who would recognize income in the amount of any cash and the fair market value of any property deemed distributed. Further, if the IRA owner is under age 591∕2, then the deemed distribution would be subject to an additional 10% early withdrawal penalty. Any such disqualification, however, would not adversely affect the terms and conditions of the New IRA Notes.

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

Portfolio Information

As of December 31, 2018, the aggregate portfolio (“Portfolio”) administered by the Trust (including Continuing Fractional Interests) consisted of 3,037 Policies of which 548 are life settlement policies and 2,489 are viaticals. Life settlements refer herein to life insurance policies on persons without any particular diagnosis of a terminal illness, while viaticals refer to policies in which the insured had been diagnosed with a terminal illness. As of December 31, 2018, the Portfolio’s aggregate face value was $2.0 billion, of which $1.7 billion was attributable to life settlements and $260.0 million was attributable to viaticals. As of December 31, 2018, the Portfolio’s aggregate fair value was $303.5 million. of which $297.7 million was attributable to life settlements and $5.8 million was attributable to viaticals. See, “Policy Valuation Methodology” below.

The 20 insurance companies representing the largest aggregate positions in the Portfolio as of December 31, 2018 are listed below:

Value Rank	Insurance Company	Carrier Rating	Aggregate Face Value		Aggregate Fair Value
1	The Lincoln National Life Insurance Company	A+ (Superior)	$216,205,714	11.1%	$41,955,598	13.8%
2	Transamerica Financial Life Insurance Company	A+ (Superior)	188,792,341	9.7%	38,488,884	12.7%
3	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	154,889,006	7.9%	26,603,331	8.8%
4	American General Life Insurance Company	A- (Excellent)	104,963,336	5.4%	17,670,685	5.8%
5	Lincoln Life & Annuity Company of New York	A+ (Superior)	85,326,136	4.4%	16,677,636	5.5%
6	AXA Equitable Life Insurance Company	A (Excellent)	123,707,778	6.3%	16,348,797	5.4%
7	John Hancock Life Insurance Company of New York	A+ (Superior)	63,350,000	3.2%	14,157,501	4.7%
8	Transamerica Life Insurance Company	A+ (Superior)	57,177,299	2.9%	12,596,649	4.2%
9	Massachusetts Mutual Life Insurance Company	A++ (Superior)	64,688,775	3.3%	11,207,015	3.7%
10	Delaware Life Insurance Company	A- (Excellent)	50,650,154	2.6%	10,491,221	3.5%
11	Lincoln Benefit Life Company	A- (Excellent)	51,232,901	2.6%	8,130,367	2.7%
12	John Hancock Variable Life Insurance Company	NR (Not Rated)	43,302,238	2.2%	7,142,431	2.4%
13	United States Life Insurance Company in the City of New York	A- (Excellent)	30,601,745	1.6%	6,758,786	2.2%
14	Ameritas Life Insurance Corp. of New York	A- (Excellent)	39,060,821	2.0%	6,652,694	2.2%
15	ReliaStar Life Insurance Company	A- (Excellent)	36,733,505	1.9%	6,030,710	2.0%
16	PHL Variable Insurance Company	B (Fair)	35,932,225	1.8%	5,940,252	2.0%
17	The Penn Mutual Life Insurance Company	A+ (Superior)	20,937,365	1.1%	5,891,593	1.9%
18	New York Life Insurance and Annuity Corporation	A++ (Superior)	38,720,003	2.0%	5,570,829	1.8%
19	Pacific Life Insurance Company	A+ (Superior)	31,692,011	1.6%	5,379,282	1.8%
20	Phoenix Life Insurance Company	B (Fair)	21,171,241	1.1%	4,409,187	1.5%
			$1,459,134,594	74.7%	$268,103,448	88.6%

As of December 31, 2018, the Position Holder Trust’s portion of the Portfolio (“PHT Portfolio”), consisted of 3,037 Policies of which 548 are life settlement policies and 2,489 are viaticals. The PHT Portfolio is a subset of the Portfolio. The PHT Portfolio’s aggregate face value as of December 31, 2018, was $1.3 billion, of which $1.1 billion was attributable to life settlements and $203.1 million was attributable to viaticals, and its aggregate fair value was $186.3 million of which $182.0 million was attributable to life settlements and $4.3 million was attributable to viaticals.

The 20 insurance companies representing the largest aggregate positions in the PHT Portfolio as of December 31, 2018 are listed below:

Value Rank	Insurance Company	Carrier Rating	Aggregate Face Value		Aggregate Fair Value
1	The Lincoln National Life Insurance Company	A+ (Superior)	$131,085,383	10.4%	$24,986,308	13.4%
2	Transamerica Financial Life Insurance Company	A+ (Superior)	120,453,268	9.6%	24,418,664	13.1%
3	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	92,434,633	7.3%	16,069,830	8.6%
4	Lincoln Life & Annuity Company of New York	A+ (Superior)	55,100,331	4.4%	10,665,574	5.7%
5	AXA Equitable Life Insurance Company	A (Excellent)	77,615,087	6.2%	10,298,687	5.5%
6	American General Life Insurance Company	A- (Excellent)	65,189,370	5.2%	10,194,198	5.5%
7	John Hancock Life Insurance Company of New York	A+ (Superior)	41,107,474	3.3%	9,092,346	4.9%
8	Transamerica Life Insurance Company	A+ (Superior)	37,635,861	3.0%	8,418,077	4.5%
9	Delaware Life Insurance Company	A- (Excellent)	33,447,107	2.7%	6,752,990	3.6%
10	Massachusetts Mutual Life Insurance Company	A++ (Superior)	38,514,843	3.1%	6,570,612	3.5%
11	Lincoln Benefit Life Company	A- (Excellent)	32,129,162	2.6%	5,066,550	2.7%
12	John Hancock Variable Life Insurance Company	NR (Not Rated)	26,312,230	2.1%	4,322,941	2.3%
13	Ameritas Life Insurance Corp. of New York	A- (Excellent)	23,430,507	1.9%	3,961,150	2.1%
14	United States Life Insurance Company in the City of New York	A- (Excellent)	17,639,535	1.4%	3,710,790	2.0%
15	PHL Variable Insurance Company	B (Fair)	22,567,487	1.8%	3,697,104	2.0%
16	ReliaStar Life Insurance Company	A- (Excellent)	23,441,049	1.9%	3,678,120	2.0%
17	The Penn Mutual Life Insurance Company	A+ (Superior)	12,862,853	1.0%	3,630,686	1.9%
18	Pacific Life Insurance Company	A+ (Superior)	19,680,652	1.6%	3,281,391	1.8%
19	New York Life Insurance and Annuity Corporation	A++ (Superior)	22,395,832	1.8%	3,013,727	1.6%
20	Phoenix Life Insurance Company	B (Fair)	14,172,959	1.1%	2,927,879	1.6%
			$907,215,623	72.4%	$164,757,624	88.3%

Approximately 93.6% of the Portfolio’s life insurance assets were issued by insurance companies with an independently graded investment-grade credit rating of A- (Excellent) or better as of December 31, 2018. The overall composition of life insurance company credit exposure and the composite credit ratings as of December 31, 2018 are set forth below:

Number	Carrier Rating	% of Portfolio Face Value	% of Portfolio Fair Value	% of PHT Portfolio Face Value	% of PHT Portfolio Fair Value
225	A++ (Superior)	6.6%	6.0%	6.3%	5.5%
1,314	A+ (Superior)	52.4%	57.2%	52.5%	57.7%
1,280	A | A- (Excellent)	34.6%	30.2%	34.9%	30.1%
52	B++ (Very Good)	0.5%	0.5%	0.5%	0.4%
25	B+ (Very Good)	0.1%	0.0%	0.1%	0.0%
26	B (Fair)	2.9%	3.4%	2.9%	3.6%
3	C++ (Marginal)	0.0%	0.0%	0.0%	0.0%
112	NR (Not Rated)	2.9%	2.7%	2.8%	2.7%
3,037		100.0%	100.0%	100.0%	100.0%

The Portfolio consists of two types of interests: Position Holder Trust interests and Continuing Fractional Holder interests. Most Policies will have both interests because of the Debtors’ sale of fractional interests in the Policies. As of December 31, 2018, the Policy holdings of Position Holder Trust interests and Continuing Fractional Holder interests, as well as the aggregate face value and aggregate fair value, broken-out into the various age ranges is summarized below:

Insured's Age (between ages)	Number of Insured	Aggregate Face Value	Aggregate Fair Value	PHT	CFH
90-98	282	$823,764,404	$158,028,375	62%	38%
80-89	263	854,906,512	140,697,904	62%	38%
70-79	106	25,852,287	677,953	82%	18%
60-69	714	72,637,381	2,775,658	78%	22%
50-59	1,455	152,850,316	1,554,525	78%	22%
40-49	216	22,957,818	(226,757)	78%	22%
30-39	1	71,082	(1,223)	86%	14%
0-29	-	-	-	-	-
Totals	3,037	$1,953,039,800	$303,506,435

Policy Valuation Methodology

In assessing and determining the Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries. In 2017, the Portfolio’s value was estimated using an actuarially based probabilistic approach incorporating net cash flows and life expectancies. This approach applied a monthly mortality scale as generated by the specific life expectancy (LE) and/or a default mortality multiplier of each insured, which is used to project the Portfolio’s present value of net cash flows (death benefits less premium payments and 2.65% Servicing Company compensation). The mortality scale is actuarially rolled forward from the LE underwriting date to the valuation date. The Trust will not obtain current medical information for each insured, which would be necessary to update the LEs, due to the significant time and financial burden that would be required.

Accordingly, beginning in December 2017, as LEs become aged, less weight was applied to them and more weight was placed with the default mortality multiplier. A 25% discount was applied quarterly starting 21 months past the underwriting date until the aged LE date is fully discounted and replaced by the default mortality multiplier. A LE that is 24 to 26 months old had a 50% discount, a LE that is 27 to 29 months old was a 75% discount, and a LE greater than or equal to 30 months would solely use the default mortality multiplier. If a Policy did not have a LE, a default mortality multiplier was applied, based on the mortality tables developed by the U.S. Society of Actuaries. The mortality multipliers used are: 110% for males and 90% for females for the life settlements and 350% for the viaticals, regardless of gender. On a quarterly basis, we will compare actual mortalities to expected mortalities and refine the mortality multipliers as appropriate.

Beginning in the second quarter of 2018, the Portfolio’s value was estimated using the probabilistic approach with no specific LE information. This approach better fits the policies’ cash flows (premium payments and death benefits) to a monthly mortality scale as generated by the specific mortality multiplier of each insured. This mortality scale is actuarially rolled forward from the policy settlement date to the valuation date. We discount these monthly cash flows with interest and survivorship back to our valuation date to arrive at an estimated Policies value. On a quarterly basis, we will compare actual mortalities to expected mortalities and refine the mortality multipliers as appropriate.

Future changes in the life expectancies and estimated cash flows could have a material effect on the Portfolio’s fair value, and the Trust’s financial condition and results of operations. See Note 6 to the accompanying financial statements included in Item 8 for additional information on the valuation of life insurance policies.

Dissemination of Information

The Position Holder Trust and IRA Partnership have designated the website at www.lpi-pht.com as the recognized channel of information distribution and a primary reference source for all matters pertaining to the Policies, the Trust Interests and the IRA Notes. The Trust and IRA Partnership routinely disseminate material information regarding the Policies by posting information and materials on the website.. Holders of interests in the Trust and IRA Partnership, as well as other persons, are directed to the website www.lpi.pht.com for important information respecting the Policies, Trust and IRA Partnership. In November of 2018, the Governing Trust Board and the Trustee ceased production of a monthly newsletter that had previously been distributed through the website and determined that information previously provided through the newsletter would thereafter be posted directly to the website or contained in the public filings.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.                       Properties

The Trust maintains a small leasehold interest in the Subservicer’s office space for $1,000 per month.

Item 3.                      Legal Proceedings

Pursuant to the Plan, all causes of action held by the Debtors were assigned to and will be pursued by the Creditors’ Trust. Accordingly, other than resolution of disputes relating to certain claims held by Investors in accordance with the Plan and the Position Holder Trust Agreement, the Position Holder Trust and IRA Partnership are not involved in any material legal proceedings, other than as noted below.

In Ostreicher v. The Lincoln National Life Insurance Company et al. No. 1:17-cv-06904-NGG-JO filed on November 20, 2017 in the United States District Court for the Eastern District of New York, the plaintiff sued ATLES and several other parties claiming that the sale of a $5 million policy to the Debtors in 2012 was invalid and that he is the actual owner of the policy. The policy at issue has matured and the insurer, Lincoln National Life Insurance Company paid the proceeds of the policy to ATLES. The Position Holder Trust believes that it will ultimately prevail in this case.

Item 4.                      Mine Safety Disclosures

Not applicable.

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrants do not have a class of common equity outstanding. There is no trading market for the Position Holder Trust interests, Continuing Fractional interests or the IRA Partnership interests, which we collectively refer to as the “New Interests,” and none is expected to develop. The New Interests cannot be transferred unless the seller delivers an opinion of counsel (acceptable to the Trustee) that the proposed transfer (i) complies with all state and federal securities laws. (ii) will not cause the Trust or the IRA Partnership (as the case may be), to be required to register as an investment company and (iii) will not cause the Trust or the IRA Partnership to be taxed as a corporation. In addition, the Plan forbids the Trust from (a) listing the New Interests on any exchange or quotation system. (b) taking any action, directly or indirectly to develop a trading market. (c) acting as a broker/dealer or (d) disseminating information or otherwise facilitating trading activities.

On November 13, 2018, Life Settlement Liquidity Option, LLC, (“Anchorage”) made an offer to purchase up to 19,745,000 interests in the Life Partners Position Holder Trust (the “Trust Interests”) and up to 35,545,000 interests in Life Partners IRA Holder Partnership, LLC (the “Partnership Interests”) at a purchase price of $0.16 per Unit (the “Offer to Purchase”). CFunds Life Settlement LLC (“Contrarian”) subsequently joined as an offeror. The information relating to the Offer was set forth in the Offer to Purchase dated November 13, 2018, as supplemented by Supplement No.1 to the Offer to Purchase filed with the SEC December 20, 2018. The Trustee determined that the Offer to Purchase complies with the Plan, but The Trust and the IRA Partnership expressed no opinion as to whether any investor should accept or reject the Offer to Purchase.

Subsequent to the close of the reporting period, on January 25, 2019, the Offer to Purchase expired. 44,039,564 Trust Interests and 59,971,429 Partnership Interests were tendered, but a significant portion of the interests tendered contained defects. Anchorage and Contrarian have provided a thirty (30) day period for the holders of the defective tendered interests to cure the defects.

Item 6.                      Selected Financial Data

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The statements in this discussion and analysis concerning expectations regarding the Position Holder Trust’s and the IRA Partnership's future performance, liquidity and capital resources, as well as other non-historical statements are forward-looking statements that involve substantial risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward- looking statements, including the factors set forth below and elsewhere in this report:

●
uncertainties and estimates related to the valuation of life insurance policy assets reflected on our financial statements.

●
uncertainties and estimates related to our ability to make cash distributions in satisfaction of payment obligations as life insurance policies mature.

●
the reliability of assumptions underlying our actuarial models, including life expectancy estimates.

●
risks relating to the validity and enforceability of the life insurance policies in our portfolio.

●
our reliance on information provided and obtained by third parties.

●
increasing cost-of-insurance (premiums) on the life insurance contracts in our portfolio.

●
our limited operating history. and

●
general economic outlook, including prevailing interest rates.

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

Business Overview

 The Position Holder Trust and the IRA Partnership came into existence on December 9, 2016, as a result of the Plan of Reorganization confirmed pursuant to the Chapter 11 bankruptcy proceeding initiated in 2015 by Life Partners Holdings, Inc. The Trust’s primary asset is its interest in a life insurance portfolio of 3,037 Policies, with an aggregate fair value of $303.5 million and an aggregate face value of approximately $2.0 billion at December 31, 2018. The Trust’s portion of the Portfolio has a fair value of $186.3 million and a face value of $1.3 billion at December 31, 2018. Adjustments in the calculation of aggregate fair value of the Portfolio may occur over time as maturities ensue in the Portfolio and life expectancies change.

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

Results of Continuing Operations

2018 Compared to 2017

Net decrease in net assets for the year ended December 31, 2018 was $70.5 million as compared to a net increase in net assets of $35.2 million for the same period last year. The following are the components of net change in net assets resulting from operations for the years ended December 31, 2018 and 2017:
	Years Ended December 31,
	2018	2017	Change	% Change

Income (loss)	$(60,856,963)	$50,602,809	$(111,459,772)	(220)
Expenses	9,673,691	15,410,975	(5,737,284)	(37)

Increase (decrease) in net assets	$(70,530,654)	$35,191,834	$(105,722,488)

The following table provides a roll-forward of the fair value of life insurance policies for the years ended December 31, 2018 and 2017:

	2018	2017

Balance at January 1,	$272,140,787	$263,579,040
Realized gain on matured policies	64,451,763	60,812,229
Unrealized gain (loss) on policies held	(126,667,533)	(10,882,132)
Change in estimated fair value	(62,215,770)	49,930,097

Matured policies, net of fees	(80,328,756)	(78,913,426)
Premiums paid	56,655,499	37,545,076
Balance at December 31,	$186,251,760	$272,140,787

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized gains (losses) on policies which is affected by unwinding the discount over time, and changes in valuation assumptions, including mortality, cost of insurance and discount rates. Based upon our planned comparison of actual maturities to projected maturities, management elected to discontinue the use of LEs in favor of default mortality multipliers based on the 2015 Valuation Basic Table which increased the unrealized loss in 2018.

The Trust now uses mortality multipliers as its exclusive method of estimating longevity. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements in Item 8 for more information on the valuation of life insurance policies.

Expenses

Below is a comparison of expenses from 2018 to 2017.
	Years Ended December 31,
	2018	2017	$ Change	% Change

Interest	$3,278,635	$7,083,398	$(3,804,763)	(54)
Administrative and filing fees	988,026	177,716	810,310	456
Insurance	156,454	105,100	51,354	49
Legal fees	2,037,630	3,649,790	(1,612,160)	(44)
Professional fees	2,794,667	3,744,007	(949,340)	(25)
Other general and administrative expenses	418,279	650,964	(232,685)	(36)

Total expenses	$9,673,691	$15,410,975	$(5,737,284)

The decrease in total expenses of $5.7 million is primarily due to less interest paid as the notes payable balances have decreased over the same period noted above and less incurred in legal and professional fees due to increased efficiencies in the operations of the Trust. This decrease in cost is partially offset by an increase in the Trust’s fees payable to the U.S. Trustee, which is included in administrative and filing fees, while the bankruptcy remains pending.

Interest expense for the years ended December 31, 2018 and 2017 primarily consisted of interest related to two notes payables. See, Note 5 “Notes Payable” to the accompanying financial statements in Item 8 for more information on the notes payable.

Results of Operations for the Partnership

The net decrease in net assets for the year ended December 31, 2018 was $48.7 million as compared to a net increase in net assets of $11.3 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no tax expense nor benefit for the years ended December 31, 2018 and 2017. The primary decrease in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

2017 Compared to 2016

Net increase in net assets for the year ended December 31, 2017 was $35.2 million as compared to a net increase in net assets of $.9 million for the period ended December 31, 2016. The following are the components of net change in net assets resulting from operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	Change	% Change

Income	$50,602,809	$2,559,020	$48,043,789	1877
Expenses	15,410,975	1,660,445	13,750,530	828

Increase in net assets	$35,191,834	$898,575	$34,293,259

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the period ended December 31, 2017 and 2016. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements. This presentation is making a comparison to the 2016 period which is only December 9, 2016 to December 31, 2016, therefore the increase as disclosed was expected due to the few days of operations in 2016.

The following table provides a roll-forward of the fair value of life insurance policies for the years ended December 31, 2017 and 2016:

	2017	2016

Balance at January 1, /December 9,	$263,579,040	$267,769,937
Realized gain on matured policies	60,812,229	5,569,231
Unrealized gain (loss) on policies held	(10,882,132)	(3,010,211)
Change in estimated fair value	49,930,097	2,559,020

Matured policies, net of fees	(78,913,426)	(6,749,917)
Premiums paid	37,545,076	-
Balance at December 31,	$272,140,787	$263,579,040

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized gains (losses) on policies which is affected by unwinding the discount over time, and changes in valuation assumptions, including mortality and discount rates.

Expenses

Below is a comparison of expenses from 2017 to 2016.
	Years Ended December 31,
	2017	2016	$ Change	% Change

Interest	$7,083,398	$741,855	$6,341,543	855
Administrative and filing fees	177,716	-	177,716	N/A
Insurance	105,100	88,952	16,148	18
Legal fees	3,649,790	634,894	3,014,891	475
Professional fees	3,744,007	163,819	3,580,188	2185
Other general and administrative expenses	650,964	30,925	620,039	2006

Total expenses	$15,410,975	$1,660,445	$13,750,530

The increase in total expenses of $13.8 million is primarily due to the fact there were only 22 days of operations in 2016 versus 2017. Therefore, all categories have significantly increase over the prior period.

Interest expense for the years ended December 31, 2017 and 2016 primarily consisted of interest related to two note payables.

Results of Operations for the Partnership

The net increase in net assets for the year ended December 31, 2017 was $11.3 million as compared to a net increase in net assets of $0.6 million for the period December 9, 2016 to December 31, 2016.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no tax expense nor benefit for the period ended December 31, 2017 and 2016. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

Investing Activities

During the year ended December 31, 2018, the Position Holder Trust paid premiums on Policies totaling $56.7 million on the PHT Portfolio. In addition, the Trust received $75.6 million from the maturity of life settlements during the year ended December 31, 2018. During the year ended December 31, 2017, the Position Holder Trust paid premiums on Policies totaling $37.5 million on the PHT Portfolio and received maturities of life settlements of $78.9 million.

Financing Activities

The Position Holder Trust paid $31.0 and $19.9 million of its outstanding notes payable during the years ended December 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2018, and 2017, the Position Holder Trust and IRA Partnership had no off-balance sheet arrangements.

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

Outstanding debt at December 31, 2018 was $42.6 million and included $4.0 million of outstanding principal on the Vida Opportunity Fund, LP loan, $35.9 million secured 15-year promissory note issued by the Trust to the IRA holders (“New IRA Notes”), and $2.7 million to the initial trustee. Outstanding debt at December 31, 2017 was $74.1 million and included $35.0 million of outstanding principal on the Vida Opportunity Fund, LP loan, $36.5 million of New IRA Notes, and $2.6 million to the initial Trustee.

Subsequent to the closing of the reporting period, effective as of January 17, 2019, the Life Partners Position Holders Trust paid the remaining balances in full related to the Exit Loan Facility and terminated the $55 Million Exit Loan Facility with Vida Opportunity Fund, LP and the $25 Million Revolving Line of Credit with Vida Longevity Fund, LP. All liens and security interests of the lenders under these loan facilities have been terminated and released.

Also subsequent to the closing of the reporting period, to provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum.

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

The Position Holder Trust was authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.0% per annum and maturing in 2031. As of December 31, 2018, there were $35.9 million of New IRA Notes outstanding. Interest is payable annually in December.

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

In the third quarter of 2018, there was a conversion of notes payable to IRA Partnership and Trust units of $0.6 million based on changes to elections for certain unit holders which were in dispute and resolved through settlement, mediation or court order.

Other Notes Payable

On March 28, 2017, the Bankruptcy Court allowed $5.5 million to be paid as compensation for the services rendered by H. Thomas Moran as the Chapter 11 trustee, with fifty percent (50%), or $2.8 million, paid promptly. The remaining amount is to be paid in cash pursuant to the terms of an unsecured promissory note issued by the Trust (the “Moran Note”). The note does not bear interest and the principal amount will be paid in three equal annual installments on January 1 of 2019, 2020 and 2021, with the full principal amount paid no later than December 30, 2021, or in full on or after January 1, 2019. Subsequent to the end of the reporting period, on January 11, 2019, the Trust paid $0.9 million, as its first installment payment under the Moran Note.

Liquidity
At December 31, 2018, the Position Holder Trust had $51.9 million of cash primarily consisting of $0.8 million held to pay Policy premiums, $31.3 million was held to pay for premiums collected and due on behalf of the continuing fractional holders, $14.3 million held to pay maturities collected and owed to current fractional holders, $4.8 million held as collateral deposits on debt, and $0.7 million was available to pay for operating expenses of the Trust. At December 31, 2017, the Position Holder Trust had $78.1 million of cash primarily consisting of $5.7 million held to pay Policy premiums, $30.3 million held to pay for premiums collected and due on behalf of the continuing fractional holders, $23.7 million held to pay pre and post effective date maturities collected and owed to current fractional holders, $16.6 million held as collateral deposits on debt, and $1.8 million available to pay for operating expenses of the Trust.

The Trust’s total outstanding liabilities decreased by $37.1 million from $130.8 million at December 31, 2017, to $93.7 million at December 31, 2018. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable and a decrease in premium and maturity liabilities.

During the years ended December 31, 2018 and 2017, the Position Holder Trust paid premiums on Policies totaling $56.7 million and $37.5 million, respectively on the PHT Portfolio. Also, for the years ended December 31, 2018 and 2017, there were maturities received of $75.6 million and $66.9 million, respectively.

The Position Holder Trust paid $31.0 million and $19.9 million of its outstanding notes payable during the years ended December 31, 2018 and 2017, respectively. There were no new financing activities during the years ended December 31, 2018 and 2017. After year end, on January 15, the Trust paid $4.0 million to Vida Opportunity Fund, LP for the final payment of the loan and on January 1, the Trust paid $0.9 million to H. Thomas Moran.

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

Critical Accounting Policies

Position Holder Trust

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. Any resulting changes in fair value estimates are reflected in operations in the period the change becomes apparent.

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

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid to the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons' obligations and not the Trust’s obligations. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan.

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At December 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $10.0 million and $5.0 million, respectively, and fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2018 or December 31, 2017.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.0 million and $2.0 million as of December 31, 2018 and December 31, 2017, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations include imputed interest at 4% annually and are due in full by January 2020.

Premium Liability

As of December 31, 2018, and December 31, 2017, the Trust holds $33.2 million and $30.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liability

As of December 31, 2018, and December 31, 2017, the Trust holds $14.3 million and $23.6 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trusts forecasts, other cost of insurance increases are unilaterally imposed by the carrier. In the second quarter of 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. There is no additional impact in third and fourth quarters of 2018 from this carrier.

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

Undistributed earnings (losses) attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately ($48.3) million at December 31, 2018 and $11.3 million at December 31, 2017.
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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2018 or December 31, 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. As of December 31, 2018, we did not hold any amount of financial instruments for trading purposes.

Item 8.                      Financial Statements

Index to Financial Statements
Life Partners Position Holder Trust

Life Partners IRA Holder Partnership, LLC

Report of Independent Registered Public Accounting Firm

To the Unit Holders, Trustee, and Governing Trust Board
 Life Partners Position Holder Trust

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Partners Position Holder Trust (the "Trust") as of December 31, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2018 and 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Auburn Hills, Michigan
March 11, 2019

 LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS DECEMBER 31,
	2018	2017
Assets
Cash	$672,138	$1,800,047
Maturities receivable	24,111,204	19,438,534
Prepaids and other assets	481,575	81,703
Restricted cash and cash equivalents	51,221,993	76,304,593
Life insurance policies	186,251,760	272,140,787

Total assets	$262,738,670	$369,765,664

Liabilities
Notes payable	$42,568,117	$74,086,192
Assumed tax liability	1,957,240	2,243,302
Premium liability	33,189,624	30,225,729
Maturity liability	14,253,643	23,643,936
Accounts payable	643,472	34,507
Assumed liabilities	-	18,293
Accrued expenses	1,119,978	572,317

Commitments and Contingencies (Note 2)

Total liabilities	93,732,074	130,824,276

Net assets	$169,006,596	$238,941,388

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2018	2017
Income
Change in fair value of life insurance policies	$(62,215,770)	$49,930,097
Other income	1,358,807	672,712
Total income	$(60,856,963)	$50,602,809
Expenses
Interest expense	$3,278,635	$7,083,398
Legal fees	2,037,630	3,649,790
Administrative and filing fees	988,026	177,716
Insurance	156,454	105,100
Professional fees	2,794,667	3,744,007
Other general and administrative	418,279	650,964

Total expenses	$9,673,691	$15,410,975

Net (decrease) increase in net assets resulting from operations	$(70,530,654)	35,191,834

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF CHANGES IN NET ASSETS
YEARS ENDED DECEMBER 31,

	2018	2017
Net assets, beginning of period	$238,941,388	$203,749,554
Conversion of debt to units (Note 5)	595,862	-
Net (decrease) increase in net assets resulting from operations	(70,530,654)	35,191,834

Net assets, end of period	$169,006,596	$238,941,388

See accompanying notes to financial statements

 LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF CASH FLOWS YEARS ENDED
DECEMBER 31,

	2018	2017
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(70,530,654)	$35,191,834
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	62,215,770	(49,930,097)
Change in assets and liabilities: Premiums receivable, net	-	661,878
Prepaids and other assets	(399,872)	83,164
Assumed tax liability	(286,062)	(1,858,797)
Creditor trust funding		(10,000,000)
Premium liability	2,963,895	4,449,466
Maturity liability	(9,390,293)	(14,382,140)
Accounts payable	608,965	(165,565)
Assumed liabilities	(18,293)	(5,723,629)
Accrued expenses	625,448	54,848
Net cash flows used in operating activities	(14,211,096)	(41,619,038)
Cash flows from investing activities:
Premiums paid on life settlements	(56,655,499)	(37,545,076)
Net proceeds from maturity of life settlements	75,656,086	66,861,312
Net cash flows provided by investing activities	19,000,587	29,316,236
Cash flows from financing activities:
Payments on notes payable	(31,000,000)	(19,924,479)
Net cash flows used in financing activities	(31,000,000)	(19,924,479)

Net decrease in cash	(26,210,509)	(32,227,281)

Cash and cash equivalents, beginning of period	78,104,640	110,331,921

Cash and cash equivalents, end of period	$51,894,131	$78,104,640

Supplemental cash flow information:
Cash	$672,138	$1,800,047
Restricted cash and cash equivalents	51,221,993	76,304,593

Total cash and cash equivalents	$51,894,131	$78,104,640

Cash paid for interest	$3,177,567	$6,862,975

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

DRAFT

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy, pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of December 31, 2018, there were 10,442 holders of the 1,237,019,204 Units outstanding. As of December 31, 2017, there were 10,187 holders of the 1,162,059,511 Units outstanding. The Trust owns a portfolio of life insurance policies. a portion of the policies is encumbered by the economic interest of continuing fractional interest holders. As of December 31, 2018, the Trust’s portion of the portfolio consists of 3,037 life insurance policies, with a fair value of $186.3 million and an aggregate face value of approximately $1.3 billion. As of December 31, 2017, the Trust’s portion of the portfolio consists of 3,140 life insurance policies, with a fair value of $272.1 million and an aggregate face value of approximately $1.3 billion. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the financial statements of the Trust.

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

Summary of Significant Accounting Policies

Basis of Presentation

The Trust’s primary purpose is the liquidation of the Trust’s assets and the distribution of proceeds to its beneficial interest holders. The Trust expects that fulfilling its purpose will require a significant amount of time, and that the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries by maintaining the majority of its life insurance policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States of America and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. Any resulting changes in fair value estimates are reflected in operations in the period the change becomes apparent.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

DRAFT

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At December 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $10.0 million and $5.0 million, respectively, and fully offset for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities Receivable

      Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred, but payment was not received as of the end of the reporting period.

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

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

DRAFT

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2018 and 2017.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $2.0 and $2.0 million as of December 31, 2018 and 2017, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

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

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trusts forecasts, other cost of insurance increases are unilaterally imposed by the carrier. In the second quarter of 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. There is no additional impact in third and fourth quarters of 2018 from this carrier.

The main components of legal risk are: (i) the risk that an insurer could successfully challenge its obligation to pay policy benefits at maturity; and (ii) that an insured’s family could successfully challenge the Trust’s entitlement to an insurance policy’s benefits. In either case, there is also risk that the Trust would be unable to recover the premiums it paid towards the insurance policy.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more in premiums and delaying its collection of death benefits. Further, increased longevity may encourage additional continuing fraction holders to default on their premium obligations, increasing the Trust’s positions and its premium payment burden. The Trust management is still evaluating any potential impact; however, such future revisions could have a material impact on the valuation

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amounts.

Creditors’ Trust Funding Liability

The Trust was required to contributed $12 million to the Creditor’s Trust that was established contemporaneously under the Plan. As of December 31, 2017, the Trust was fully funded, and the Trust has no further obligations to the Creditor’s Trust.

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

Reclassifications

Certain reclassifications have been made to the 2018 financial statement presentation to correspond to the current year’s format. Total assets, net assets, and changes in net assets resulting from operations are unchanged due to these reclassifications.

Recently Adopted Accounting Pronouncements

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

Note 3 - Restricted Cash

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of December 31, 2018, and 2017, the Trust has $51.2 million and $76.3 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: monies distributable to the fractional interest holders in policies that matured prior to the Plan becoming effective, maturities, premium reserves, premium obligations, and collateral deposits on debt.

Note 4 - Life Insurance Policies

As of December 31, 2018, the Trust owns an interest in 3,037 policies of which 548 are life settlement policies and 2,489 are viaticals. As of December 31, 2017, the Trust owns an interest in 3,140 policies of which 600 are life settlement policies and 2,540 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is $1.3 billion as of December 31, 2018 of which $1.1 billion is attributable to life settlements and $203.1 million is attributable to viaticals. The PHT Portfolio’s aggregate face value is $1.3 billion as of December 31, 2017 of which $1.1 billion is attributable to life settlements and $179.1 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $186.3 million as of December 31, 2018 of which $182.0 million is attributable to life settlements and $4.3 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value was $272.1 million as of December 31, 2017 of which $270.6 million was attributable to life settlements and $1.5 million was attributable to viaticals.

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

December 31, 2018:
Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	5,076
2-3	1	241,667	53,634
3-4	44	50,866,327	15,246,887
4-5	183	339,765,032	75,610,383
Thereafter	2,808	867,471,295	95,335,780
Total	3,037	1,258,390,716	186,251,760

December 31, 2017:
Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	21	$45,189,634	$36,855,871
1-2	33	61,077,238	36,814,730
2-3	60	65,934,777	30,372,137
3-4	57	94,187,235	31,657,796
4-5	130	211,916,460	50,004,422
Thereafter	2839	784,622,390	86,435,831
Total	3140	$1,262,927,734	$272,140,787

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of December 31, 2018, are as follows:

2019	$62,645,385
2020	65,941,038
2021	63,445,470
2022	57,621,423
2023	51,669,768
Thereafter	202,371,702
Total	$503,694,786

The amount of $503.7 million represents the estimated total future premiums payable by the Trust. The Trust is required to pay its portion to keep the life insurance policies in force during the life expectancies of all the underlying insured lives. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differ from the estimated life expectancies. If the continuing fractional holders default on their future premium obligations, the Trust’s premium liability may increase.

The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

DRAFT

Note 5 - Notes Payable

On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Substantially all of the Trust’s assets collateralize the loan. The Trust made principal payments of $31.0 million in 2018 leaving a balance outstanding on the term loan of $4.0 million at December 31, 2018. The maturity date of the term loan was December 9,2018; however, an extension was agreed to until June 7, 2019. On January 15, 2019, the Trust paid $4.0 million to Vida Opportunity Fund, LP for the final payment of the loan.

On December 9, 2016, the Trust entered into a revolving line of credit with Vida Longevity Fund, LP, an affiliate of Vida Capital, Inc., for $25.0 million. Interest accrues at 11% of outstanding balance and is paid quarterly. The line of credit matured on December 9, 2018, at which point there was no amount outstanding. As of December 31, 2017, there were no amounts outstanding on the line of credit.

Subsequent to the closing of the reporting period, effective as of January 17, 2019, the Position Holders Trust paid the remaining balance in full related to the Exit Loan Facility and terminated the $55 million Exit Loan Facility with Vida Opportunity Fund, LP. All liens and security interests of the lenders under these loan facilities have been terminated and released.

Also subsequent to the closing of the reporting period, to provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum.

In accordance with the Plan, the Trust issued New IRA notes of $35.9 million in exchange for claims against the Debtor’s estate and the incidental interests in life insurance policies. Those policies collateralize the Trust’s obligations under the notes. Interest accrues at 3% of outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the notes, beginning in December 2017, the Trust is required to make annual payments to a sinking fund for the principal payment due at maturity. Such fund is included in restricted cash on the accompanying balance sheet.

On March 28, 2017, the Trust, was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2017. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3%. As of December 31, 2018, and 2017, the outstanding balance was $2.7 million and $2.6 million, respectively.

Future scheduled principal payments on the notes payable and required sinking fund contributions are as follows as of December 31, 2018:

Year ending December 31:	Sinking Fund	Note Payable
2019	$2,392,072	$4,916,667
2020	2,392,072	916,667
2021	2,392,072	837,347
2022	2,392,072	-
2023	2,392,072	-
Thereafter	19,136,570	35,897,436
Total	$31,096,930	$42,568,117

The sinking fund balance as of December 31, 2018 and 2017 is $4.8 million and $2.4 million, respectively.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

DRAFT

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

The balances of the Trust's assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, are as follows:

	As of December 31, 2018	As of December 31, 2017

Assets: Investments in Life Insurance Policies
Level 1	$-	$-

Level 2	-	-

Level 3	$186,251,760	$272,140,787

Total Fair Value	$186,251,760	$272,140,787

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	December 31, 2018	December 31, 2017

Fair Value	$186,251,760	$272,140,787

Face Value	$1,258,390,716	$1,262,927,734

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate	Discount rate

Range	24.8 - 25.8%	24.5 - 31.8%

The life insurance policies’ fair value estimates were reduced significantly in 2018. The primary cause of the change was the use of standard mortality multipliers for all policies as opposed to using previous life expectancy estimates that were previously determined by the Debtor for certain policies. A secondary cause was the increase in the cost of insurance imposed by certain life insurance companies on a number of policies in the PHT Portfolio

In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries.

The following is a summary of the methodology used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy. The overall fair value methodology has been consistently applied; however, certain assumptions are revised as appropriate at each reporting period.

For the prior year and the first quarter of 2018, the PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as provided by third-party life expectancy providers when they were available. This approach applied a monthly mortality scale as generated by the specific life expectancy (“LE”) and/or a default mortality multiplier of each insured which was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation). The mortality scale was actuarially rolled forward from the LE underwriting date to the valuation date.

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

Because it had a number of LEs that were becoming aged and, thus, less reliable, the Trust began to incrementally phase out the LEs in favor of a mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries (“2015 VBT”) beginning in December 31, 2017. Accordingly, as the LEs aged, less weight would be applied to them and more weight would be placed with the default mortality multiplier. A 25% discount would be applied quarterly starting 21 months past the underwriting date until the aged LE date was fully discounted and replaced by the default mortality multiplier. A LE that is 24 to 26 months old would have a 50% discount, an LE that is 27 to 29 months old will have a 75% discount, and an LE greater than or equal to 30 months would only use the default mortality multiplier, as described below. The Trust anticipated eliminating reliance on most of its LEs in favor of the mortality multiplier by the end of calendar year 2018. If a policy did not have a LE, or the LE became aged, a default mortality multiplier was used, based on the 2015 VBT.

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

The default mortality multipliers have changed during 2018. The multipliers used in 2018 are 110% for males and 90% for females the the life settlements, and 350% for the viaticals regardless of gender. In 2017, the multipliers used were 100% for males and females for the life settlements and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

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

The Trust is continually assessing and revising the estimates of future maturities and premium obligations. The Trust will continue to monitor historical deaths on a quarterly basis. We will compare actual to expected mortalities to refine our mortality multipliers; such that they reasonably “validate” based on our analysis of trends. An in-depth review of the historical death experience to the mortality tables will be conducted on our third quarter results as an annual process to ensure the Trust information is current for the most accurate estimating process of valuing the investment portfolio.

The servicing company is paid 2.65% of each maturity as compensation. All estimated cash flows of the Policies are net of such compensation.

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of December 31, 2018 and 2017. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.
.

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

The tables below reflect the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimates increase by 5% or decrease by 5%, the change in estimated fair value of the life insurance policies would be as follows:

As of December 31, 2018 Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$202,547,381	$16,295,621
No change	5.2 years	$186,251,760	-
+ 5%		$169,348,101	$(16,903,659)

As of December 31, 2017 Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$286,717,730	$14,576,943
No change	3.6 years	$272,140,787	-
+ 5%		$257,057,325	$(15,083,462)

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percent and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows:

As of December 31, 2018 Rate Adjustment	Fair Value	Change in Fair Value
+ 2%	$175,204,064	$(11,047,696)
No change	$186,251,760	-
- 2%	$198,679,523	$12,427,763

As of December 31, 2017 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$259,806,309	$(12,334,478)
No change	$272,140,787	-
- 2%	$285,785,223	$13,644,436

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

December 31, 2018:
Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.4%	13.4%	A+
Transamerica Financial Life Insurance	9.6%	13.1%	A+

December 31, 2017:
Carrier	Percentage of Face Value	Percentage of FairValue	Carrier Rating
The Lincoln National Life Insurance	11.5%	13.6%	A+
Transamerica Financial Life Insurance	9.4%	11.5%	A+
John Hancock Life Insurance (USA)	7.9%	12.4%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the twelve months ended December 31, 2018 and 2017:

	2018	2017

Balance at January 1,	$272,140,787	$263,579,040
Realized gain on matured policies	64,451,763	60,812,229
Unrealized gain (loss) on policies held	(126,667,533)	(10,882,132)
Change in estimated fair value	(62,215,770)	49,930,097

Matured policies, net of fees	(80,328,756)	(78,913,426)
Premiums paid	56,655,499	37,545,076
Balance at December 31,	$186,251,760	$272,140,787

Other Fair Value Considerations— All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

DRAFT

Report of Independent Registered Public Accounting Firm

To the Unit Holders, Manager and Advisory Committee
Life Partners IRA Holder Partnership, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Partners IRA Holder Partnership, LLC (the "Partnership") as of December 31, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Auburn Hills, Michigan
March 11, 2019

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
DECEMBER 31,

	December 31, 2018	December 31, 2017
Assets
Investment in Life Partners Position Holder Trust	$102,164,149	$150,752,520
Total assets	$102,164,149	150,752,520

Liabilities
Due to the Life Partners Position Holder Trust	$160,691	$35,526
Total liabilities	$160 691	$35,526
Net assets	$102,003,458	$150,716,994

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2018	2017
Income
Equity (loss) income from Life Partners Position Holder Trust	$(48,588,366)	$11,300,869
Expenses
Professional fees	125,170	35,526
(Decrease) increase in net assets	$(48,713,536)	$11,265,343

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
YEARS ENDED DECEMBER 31,

	2018	2017

Net assets, beginning of period	$150,716,994	$139,451,651
(Decrease) increase in net assets	(48,713,536)	11,265,343
Net assets, end of period	$102,003,458	$150,716,994

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2018	2017
Cash flows from operating activities
Net (loss) income from operations	$(48,713,536)	$11,265,343
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in investment in Life Partners Position Holder Trust	48,588,366	(11,300,869)
Change in assets and liabilities
Change in due to/from Life Partners Position Holder Trust	125,170	35,526
Net cash used in operating activities	-	-
Net increase in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Trust. The Partnership held 747,775,628 and 733,164,743 units as of December 31, 2018 and December 31, 2017, respectively, of the Trust’s outstanding units totaling 1,237,019,204 and 1,162,059,511 as of December 31, 2018 and December 31, 2017, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Partnership Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA Holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Position Holder Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

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

Undistributed earnings (losses) attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately ($48.7) million at December 31, 2018 and $11.3 million at December 31, 2017.

The following table presents summarized Trust financial data: Balance Sheet data:

	December 31, 2018	December 31, 2017
Life insurance policies	$186,251,760	$272,140,787
All other assets	76,486,910	97,624,877
Total Assets	$262,738,670	$369,765,664

Total Liabilities	$93,732,074	$130,824,276

Net Assets	$169,006,596	$238,941,388

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31,2018 AND 2017

Income Statement Data

	December 31, 2018	December 31, 2017
Change in the fair value of life insurance policies	$(62,215,770)	$49,930,097
Other income	1,358,807	672,712
Total (loss) income	$(60,856,963)	$50,602,809

Total expenses	$9,673,691	$15,410,975

Net (decrease) increase in net assets resulting from operations	$(70,530,654)	$35,191,834

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2018 or December 31, 2017.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2018 to  provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation Efforts of Previously Identified Material Weakness
In preparing our financial statements for the year ended December 31, 2017, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the Position Holder Trust and the IRA Partnership having not yet established processes and controls sufficient to ensure the accuracy of data and information regarding its Policies, insured parties and position holder interests. In addition, such controls were not fully implemented at the servicer and Subservicer, and relevant controls to monitor the performance of those organizations was not yet in place. This material weakness did not result in the identification of any errors to the financial statements or the financial statement footnotes.

Changes were made to our controls and procedures during the year ended December 31, 2018, in an effort to remediate this deficiency. Activities to remediate the previously identified material weakness included hiring a Chief Financial Officer to have the oversight of the appropriate controls over the data being prepared for the financial statements and disclosures related to the individual policies. We also assisted the servicer with an upgrade of the software used to house the policy data as well as the financial data tied to each policy. These new systems have the appropriate access rights assigned and segregation of duties to allow for the appropriate reporting of data to the Chief Financial Officer to be included in all regulatory and bank filings. All data and journal entries related to policy transactions have multiple layers of review prior to inclusion in the financial statements and the financial statement footnotes. In connection with these efforts, we documented the internal controls with respect to the preparation of the financial statements and disclosures and performed those controls in the preparation of the financial statements and disclosures.

Based on our evaluation as described in our Annual Report on Internal Control Over Financial Reporting, we believe that such efforts were sufficient to remediate the material weakness in internal control over financial reporting. Therefore, as described above, we have concluded that the previously identified and disclosed material weakness no longer exists as of December 31, 2018.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required.

Changes in Internal Control over Financial Reporting

Except as otherwise disclosed under “Remediation Efforts of Previously Identified Material Weakness”, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-13(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust and Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f). The Trust and Partnership carried out an evaluation under the supervision and with the participation of the Trust and Partnership’s management, including the Trust and Partnership’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Trust and Partnership’s internal control over financial reporting. The Trust and Partnership’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Trust and Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. As reported in our Form 10-K for the year ended December 31, 2017, the material weakness identified related to the Position Holder Trust and the IRA Partnership having not yet established processes and controls sufficient to ensure the accuracy of data and information regarding its Policies, insured parties and position holder interests on an ongoing basis. In addition, such controls were not fully implemented at the servicer and Subservicer, and relevant controls to monitor the performance of those organizations were not yet in place. This material weakness did not result in the identification of any errors to the financial statement or the financial statement footnotes. As described above in “Remediation Efforts of Previously Identified Material Weakness” we believe this material weakness no longer exists as of December 31, 2018.

The Trust and Partnership’s management concluded that the Trust and Partnership’s internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of the Trust and Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust and Partnership’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Trust and Partnership to provide only management’s report in this annual report.

Item 9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of the Trustee and Manager, as well as the members of the Governing Trust Board and Advisory Committee. The Registrants do not have any other officers or employees.

NAME	AGE	POSITION
Michael J. Quilling	60	Position Holder Trustee and Manager of the IRA Partnership

Bert Scalzo	57	Governing Trust Board Member, Chairperson of the Governing Trust Board and Advisory Committee Member

Robert L. “Skip” Trimble	79	Governing Trust Board Member and Advisory Committee Member

Philip R. Loy	73	Governing Trust Board Member and Advisory Committee Member

Nate Evans	57	Governing Trust Board Member and Advisory Committee Member

Brent Berry	56	Governing Trust Board Member and Advisory Committee Member

The members of the Governing Trust Board also serve as the members of the Creditors’ Trust Governing Trust Board and as members of the Advisory Committee to the IRA Partnership. There are no family relationships between or among the Trustee or any of the members of the Governing Trust Board. Further, neither the Trustee nor any member of the Governing Trust Board over the previous ten years has: (1) had any bankruptcy petition filed by or against such person or any business entity of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. (2) had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses). (3) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities. or

(4) been subject to any determination or ruling found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission not subsequently reversed, suspended or vacated, finding such person to have violated a federal or state securities or commodities law.

There are no committees of the Governing Trust Board or of the Advisory Committee to the IRA Partnership. The business backgrounds and certain other information about the Trustee and the members of the Governing Trust Board are set forth below:

MICHAEL J. QUILLING – Position Holder Trustee and Manager of the IRA Partnership

Mr. Quilling was appointed by the Governing Trust Board on December 13, 2018 to replace Eduardo S. Espinosa and to serve as the Trustee of the Position Holder Trust and the sole Manager of the IRA Partnership. Mr. Quilling is an attorney and is the founding partner of Quilling Selander Lownds Winslett & Moser, PC. He has been appointed on numerous occasions by state and federal courts around the country to serve as a receiver for businesses and individuals including several companies involved in the fractionalized life settlement business. The Governing Trust Board selected him due to his substantial experience and knowledge of the life settlement industry.

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

PHILIP R. LOY – Member of the Governing Trust Board and Advisory Committee

Mr. Loy was appointed to both Boards by the Bankruptcy Court effective as of December 9, 2016. Mr. Loy founded American Viatical Services, LLC, a leading life insurance underwriter and provider of life expectancy reports and served as its President until his retirement in 2016. Prior thereto, Mr. Loy served as a property, casualty, life and health insurance agent for W.S. Pharr & Debtor from 1991 until 1994 and was the owner of Davis & Loy Insurance in Atlanta, Georgia from 1987 until 1991. Mr. Loy has served on the board of directors of the Life Insurance Settlement Association since 1998 and has served on the board of directors of the National Viatical Association from 1997 until 2000. We believe that the Bankruptcy Court approved Mr. Loy based upon his substantial experience and expertise with respect to the life insurance and life settlement industries.

NATE EVANS – Member of the Governing Trust Board and Advisory Committee

Mr. Evans was appointed to both Boards by the Bankruptcy Court effective December 9, 2016. Mr. Evans has served as the Chief Executive Officer and President of MLF Financial Group, which provides an array of professional and managerial services to organizations that hold investments in life insurance linked mortality investments since 2003. From 2000 to 2003, Mr. Evans served as Vice President of ZeBU/Integrated Insurance Technologies, where he was in charge of customer relation activities and provided operations consulting services. Mr. Evans has 20 years of management experience in life insurance operations and technology integration, including 14 years at Allstate Financial. Mr. Evans also has served as chairman of the board of the Life Insurance Settlement Association. We believe that the Bankruptcy Court approved Mr. Evans based upon his substantial experience and expertise with respect to the life insurance and life settlement industries. Subsequent to year-end Mr. Evan resigned from the Governing Trust Board on January 15, 2019.

BRENT BERRY – Member of the Governing Trust Board and Advisory Committee

Mr. Berry was appointed to both Boards by the Governing Trust Board to fill the position vacated by the resignation of Mr. Redus. He is a real estate investor and financial consultant. Previously he was a software executive and business consultant. He graduated from the University of Wisconsin with a degree in business management.

Terms of Office

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

Any vacancy on the Governing Trust Board shall be promptly filled by a majority vote of the remaining members, with input from the Trustee and the trustee of the Creditors’ Trust. In the event of a tie, the chair of the Governing Trust Board will have the deciding vote. If all members of the Governing Trust Board resign or otherwise cease to serve at once, the Trustee shall promptly file a motion with the Bankruptcy Court to appoint successor members to fill all five vacancies. The Governing Trust Board has adopted a code of ethics for the Governing Trust Board or the Trustee or Manager.

Pursuant to the Position Holder Trust Agreement and the IRA Partnership Agreement, the Manager of the IRA Partnership must be the same person as the Trustee, but the Manager may be removed or replaced at any time, with or without cause, and a new Manager selected by, in each case, members of the IRA Partnership holding 75% of the outstanding units thereof.

Financial Experts

As the Trust and the IRA Partnership are not operating entities except to the extent of the management of the liquidation of the Policies, the Governing Trust Board operates without an audit committee. The Board, through the Trustee and the Chief Financial Officer, engages financial advisors with expertise in the valuation of the Policies.

Item 11.                      Executive Compensation

The compensation payable to the Trustee and members of the Governing Trust Board and Advisory Committee were approved by the Bankruptcy Court. The Trustee receives compensation of $500 per hour and expense reimbursement for services rendered in his capacity as Trustee and Manager of the IRA Partnership. The Governing Trust Board members receive an annual compensation set by a supermajority of the Governing Trust Board, but in no event greater than $40,000 per annum, payable quarterly in arrears, with the chair receiving additional annual compensation not to exceed $10,000 with the approval of at least three other Governing Trust Board members. In addition, Governing Trust Board members receive reimbursement of reasonable and actual out-of-pocket expenses incurred in performing their duties and are entitled to engage their own legal counsel and advisors. The cost of such engagement is to be paid by the Creditors’ Trust and/or Position Holder Trust, as determined and allocated by the Governing Trust Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the IRA Partnership which owns more than 5% of the Trust, no individual person, the Trustee or member of the Governing Trust Board or Advisory Committee, nor all of their members as a group, owns more than one percent of the outstanding Position Holder Trust Interests or IRA Partnership Interests, or of all outstanding Continuing Fractional Interests based on the aggregate face amount of death benefit in all Policies. The IRA Partnership holds approximately 60% of the Position Holder Trust Interests. Subsequent to the close of the reporting period, Anchorage and Contrarian, by virtue of the Offer to Purchase described above in Item 5, will own more than one percent of the outstanding Position Holder Trust Interests and the IRA Partnership Interests. As of the date of this report, the exact ownership percentages are unknown.

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

Item 14. Principal Accounting Fees and Services

Plante & Moran, PLLC, served as the independent registered public accounting firm for the Position Holder Trust and the IRA Partnership and audited their respective financial statements for the years ended December 31, 2018 and 2017.

Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees – Trust	$293,770	$247,222
Audit Fees - Partnership	27,262	18,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$321,032	$262,222

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Our financial statements identified in the accompanying Index to Financial Statements at page 22 herein are filed as part of this Annual Report on Form 10-K. (a)(2) Financial Statement Schedules:
The schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto. (a)(3) Exhibits:

Exhibit No.	Description
31.1***	Rule 13a-14(a) Certification - Quilling
31.2***	Rule 13a-14(a) Certification -Williams
32.1***	Section 1350 Certification - Quilling
32.2***	Section 1350 Certification - Williams
10.7***	Revolving Line of Credit Agreement Among Life Partners Position Holder Trust, as Borrower, and Veritex Community Bank of Texas, as Lender
10.8***
Termination of Exit Loan Facility and Revolving Line of Credit Among Life Partners Position Holder Trust, as Borrower, the Lender Parties thereto, as Lenders, and Vida Capital, Inc., as Administrative Agent

*** Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE PARTNERS POSITION HOLDER TRUST

Date: March 11, 2019	By:	/s/ Michael J. Quilling
Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

Date: March 11, 2019	By:	/s/ Michael J. Quilling
Michael J. Quilling
Michael J. Quilling, Manager