Form 10-Q
period 2019-03-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2019-05-14
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

214-871-2100
(Registrants’ telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting company filers, or emerging growth companies. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filers Non-accelerated filers	[ ] [ ]	Accelerated filers Smaller reporting companies Emerging growth companies	[ ] [X] [ ]

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The registrants do not have any voting or non-voting equity securities.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X] No [   ]

LIFE PARTNERS POSITIONS HOLDERS TRUST
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Life Partners Position Holder Trust

Life Partners IRA Holder Partnership, LLC

PART II OTHER INFORMATION

LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS
MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash	$849,024	$672,138
Maturities receivable	24,433,512	24,111,204
Prepaids and other assets	412,803	481,575
Restricted cash and cash equivalents	54,069,742	51,221,993
Life insurance policies	191,450,064	186,251,760

Total assets	$271,215,145	$262,738,670

Liabilities
Notes payable	$37,712,370	$42,568,117
Assumed tax liability	978,620	1,957,240
Premium liability	32,259,575	33,189,624
Maturity liability	15,960,765	14,253,643
Accounts payable	1,054,298	643,472
Accrued expenses	1,550,028	1,119,978

Commitments and Contingencies (Note 2)

Total liabilities	89,515,656	93,732,074

Net assets	$181,699,489	$169,006,596

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
 STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31

	2019	2018
	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$15,761,303	$(7,888,733)
Other income	196,835	67,997

Total income (loss)	15,958,138	(7,820,736)

Expenses
Interest expense	302,058	1,119,853
Legal fees	834,021	515,025
Administrative and filing fees	250,000	34,213
Professional fees	1,691,620	806,763
Other general and administrative	139,635	61,560

Total expenses	3,217,334	2,537,414

Net increase (decrease) in net assets resulting from operations	$12,740,804	$(10,358,150)

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CHANGES IN NET ASSETS
THREE MONTHS ENDED MARCH 31

	2019	2018
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$169,006,596	$238,941,388
Conversion of units to debt	(47,911)	-
Net increase (decrease) increase in net assets resulting from operations	12,740,804	(10,358,150)

Net assets, end of period	$181,699,489	$228,583,238
Net asset value per unit:
Number of units	1,227,739,011	1,202,532,887
Net assets per unit	$0.15	$0.19

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) increase in net assets resulting from operations	$12,740,804	$(10,358,150)
Adjustments to reconcile net increase (decrease) increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(15,761,303)	7,888,733
Change in assets and liabilities:
Prepaids and other assets	68,772	(224,562)
Assumed tax liability	(978,620)	(275,920)
Premium liability	(930,049)	(212,149)
Maturity liability	1,707,122	1,339,347
Accounts payable	410,826	631,014
Assumed liabilities	-	(18,293)
Accrued expenses	443,059	985,670
Net cash flows used in operating activities	(2,299,389)	(244,310)
Cash flows from investing activities:
Premiums paid on life settlements	(14,675,084)	(10,282,164)
Net change in maturities of life settlements	24,915,775	14,288,194
Net cash flows provided by investing activities	10,240,691	4,006,030
Cash flows from financing activities:
Payments on notes payable	(4,916,667)	(10,000,000)
Net cash flows used in financing activities	(4,916,667)	(10,000,000)

Net increase (decrease) in cash	3,024,635	(6,238,280)

Cash and cash equivalents, beginning of period	51,894,131	78,104,640

Cash and cash equivalents, end of period	$54,918,766	$71,866,360

Supplemental cash flow information:
Cash	$849,024	$523,550
Restricted cash and cash equivalents	54,069,742	71,342,810

Total cash and cash equivalents	$54,918,766	$71,866,360

Cash paid for interest	$21,566	$819,787

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 - Operations and Summary of Significant Accounting Policies

Operations

Life Partners Position Holder Trust (the “Position Holder Trust” or the “Trust”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al., dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) on November 1, 2016, as amended. The Trust holds and manages individual insurance policies from third parties.

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of March 31, 2019, and December 31, 2018, there were 10,458 and 10,442 holders of the 1,227,739,011 and 1,237,019,204 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 3,005 and 3,037 life insurance policies, with aggregate fair values of $191.5 million and $186.3 million and an aggregate face values of approximately $1.2 billion and $1.3 billion at March 31, 2019, and December 31, 2018, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2018 and the Plan.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $10.1 million, which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority.

The Trust has no material uncertain income tax positions as of March 31, 2019, and December 31, 2018.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $1.0 and $2.0 million as of March 31, 2019 and December 31, 2018, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820 among others: 1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy 2) The policy for timing of transfers between levels. The following disclosure requirements were part of the modifications in Topic 820:1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Lastly, the following disclosure requirements were added to Topic 820: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the methods and impact of adopting this new standard on our financial statements.

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

Note 3 - Restricted Cash

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of March 31, 2019, and December 31, 2018, the Trust has $54.1 million and $51.2 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: monies distributable to the fractional interest holders in policies that matured prior to the Plan becoming effective, maturities, premium reserves, premium obligations, and collateral deposits.

Note 4 - Life Insurance Policies

As of March 31, 2019, the Trust owns an interest in 3,005 policies of which 535 are life settlement policies and 2,470 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.2 billion as of March 31, 2019 of which $1.0 billion is attributable to life settlements and $190.8 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $191.5 million as of March 31, 2019 of which $187.6 million is attributable to life settlements and $3.9 million is attributable to viaticals.

As of December 31, 2018, the Trust owned an interest in 3,037 policies of which 548 are life settlement policies and 2,489 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.3 billion as of December 31, 2018 of which $1.1 billion was attributable to life settlements and $203.1 million was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $186.3 million as of December 31, 2018 of which $182.0 million was attributable to life settlements and $4.3 million was attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of March 31, 2019 and December 31, 2018:

As of March 31, 2019:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	31,600
2-3	2	886,742	300,848
3-4	47	59,516,677	18,379,887
4-5	197	370,522,933	80,068,633
Thereafter	2,758	794,327,437	92,669,096
	3,005	$1,225,300,184	$191,450,064

As of December 31, 2018:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	5,076
2-3	1	241,667	53,634
3-4	44	50,866,327	15,246,887
4-5	183	339,765,032	75,610,383
Thereafter	2,808	867,741,295	95,335,780
	3,037	$1,258,390,716	$186,251,760

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of March 31, 2019, are as follows:

2019	$42,887,322
2020	65,957,472
2021	64,716,698
2022	58,678,118
2023	53,304,565
Thereafter	211,705,478
Total	$497,249,653

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

Note 5 - Notes Payable

       On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Substantially all of the Trust’s assets collateralize the loan. The Trust made principal payments of $31.0 million in 2018 leaving a balance outstanding on the term loan of $4.0 million at December 31, 2018. The maturity date of the term loan was December 9, 2019; however, an extension was agreed to until June 7, 2019. On January 17, 2019, the Trust paid $4.0 million to Vida Opportunity Fund, LP for the final payment of the loan.

       Effective January 17, 2019, the Life Partners Position Holders Trust paid the remaining balances in full related to the Exit Loan Facility and terminated the $55 Million Exit Loan Facility with Vida Opportunity Fund, LP and the $25 Million Revolving Line of Credit with Vida Longevity Fund, LP. All liens and security interests of the lenders under these loan facilities have been terminated and released.

To provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15 Million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There are no amounts outstanding as of March 31, 2019.

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

In the first quarter of 2019, there was a conversion of units to notes payable of $48.0 thousand based on changes to election for the unit holders which were in dispute and resolved through settlement, mediation or court order.

As of March 31, 2019, and December 31, 2018, the outstanding balances of the notes were $35.9 million. The sinking fund associated with these notes had balances of $5.3 million and $4.8 million at March 31, 2019 and December 31, 2018, respectively.

On March 28, 2017, the Trust was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2017. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3%. As of March 31, 2019, and December 31, 2018, the outstanding balances were $1.8 million and $2.7 million, respectively.

Future scheduled principal payments on the long-term debt are as follows as of March 31, 2019:

Long-Term Debt
2019	$-
2020	916,667
2021	850,357
2022	-
2023	-
Thereafter	35,945,346
Total	$37,712,370

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

The balances of the Trust's assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, are as follows:

	As of March 31, 2019	As of December 31, 2018
Assets:
Investments in Life Insurance Policies
Level 1	$-	$-

Level 2	$	$

Level 3	$191,450,064	$186,251,760

Total Fair Value	$191,450,064	$186,251,760

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	March 31, 2019	December 31, 2018

Fair Value	$191,450,064	$186,251,760

Face Value	$1,225,300,184	$1,258,390,716

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount Rate	Discount rate

Range	24.5-25.8%	24.8-25.8%

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

The following is a summary of the methodology used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy. The overall methodology did not change during the current or prior year, however, the method for estimating longevity was modified during the second quarter of 2018.

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

Beginning in the second quarter of 2018, the PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier based on the 2015 VBT as opposed to specific life expectancies of insureds which were based on increasingly out of date medical information. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation).

The default mortality multipliers have not changed since December 31, 2018. The multipliers used are 100% for the life settlement males, 90% for the Life Settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

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

The Trust continually evaluates and updates its forecasts of future premium obligations for individual policies. The Trust considers these potential changes to estimated future cash flows in its consideration of the discount rate.

The Trust also continues to monitor historical deaths on a quarterly basis. We will compare actual to expected mortalities to refine our mortality multipliers; such that they reasonably “validate” based on our analysis of trends.

The servicing company is paid 2.65% of each maturity as compensation. All estimated cash flows of the Policies are net of such compensation.

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of March 31, 2019 and December 31, 2018. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of March 31, 2019 and December 31, 2018 would be as follows:

As of March 31, 2019 Life Expectancy Months Adjustment	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$207,869,834	$16,419,770
No change	5.1 years	$191,450,064
+ 5%		$174,411,990	$(17,038,074)

As of December 31, 2018 Life Expectancy Months Adjustment	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$202,547,381	$16,295,621
No change	5.2 years	$186,251,760	-
+ 5%		$169,348,101	$(16,903,659)

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2019 and December 31, 2018 would be as follows:

As of March 31, 2019 Rate Adjustment	Fair Value	Change in Fair Value
+ 2%	$180,565,225	(10,884,839)
No change	$191,450,064	-
- 2%	$203,672,638	12,222,574

As of December 31, 2018 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$175,204,064	$(11,047,696)
No change	$186,251,760	-
- 2%	$198,679,523	$12,427,763

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of March 31, 2019:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.9%	13.4%	A+
Transamerica Financial Life Insurance	9.1%	12.2%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2018:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.4%	13.4%	A+
Transamerica Financial Life Insurance	9.6%	13.1%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2019 and 2018:

	2019	2018

Balance at January 1,	$186,251,760	$272,140,787
Realized gain on matured policies	20,473,991	11,064,379
Unrealized loss on assets held	(4,712,688)	(18,953,112)
Change in estimated fair value	15,761,303	(7,888,733)

Matured policies, net of fees	(25,238,083)	(16,974,197)
Premiums paid	14,675,084	10,282,164
Balance at March 31,	$191,450,064	$257,560,021

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$110,667,027	$102,164,149

Total assets	$110,667,027	$102,164,149

Liabilities
Due to the Life Partners Position Holder Trust	$220,332	$160,691

Total liabilities	$220,332	$160,691

Net assets	$110,446,695	$102,003,458

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31

	2019	2018
	(Unaudited)	(Unaudited)
Income
Equity income (loss) from Life Partners Position Holder Trust	$8,502,878	$(11,182,803)
Expenses
Professional fees	$18,461	$79,458
State and local taxes	41,180	-

Increase (decrease) in net assets	$8,443,237	$(11,262,261)

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
THREE MONTHS ENDED MARCH 31,

	2019	2018
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$102,003,458	$150,716,994
Increase (decrease) in net assets	8,443,237	(11,262,261)

Net assets, end of period	$110,446,695	$139,454,733
Net asset value per unit:
Number of units	747,774,432	734,249,706
Net assets per unit	$0.15	$0.19

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,

	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets	$8,443,237	$(11,262,261)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	$(8,502,878)	$11,182,803
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	$59,641	$79,458
Net cash used in operating activities	$-	$-
Net change in cash	$-	$-
Cash, beginning of period	$-	$-
Cash end of period	$-	$-

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Trust. The Partnership held 747,774,432 and 747,775,628 units as of March 31, 2019 and December 31, 2018, respectively, of the Trust’s outstanding units totaling 1,227,739,011 and 1,237,019,204 as of March 31, 2019 and December 31, 2018, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of partnership interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data
	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Investment in life insurance policies	$191,450,064	$186,251,760
All other assets	79,765,081	76,486,910

Total assets	$271,215,145	$262,738,670

Total liabilities	$89,515,656	$93,732,074

Net assets	$181,699,489	$169,006,596

Income Statement Data
	Three Months Ended March 31, 2019	Three Months EndedMarch 31, 2018
	(Unaudited)	(Unaudited)

Change in fair value of life insurance policies	$15,761,303	$(7,888,733)
Other income	196,835	67,997

Total income (loss)	$15,958,138	$(7,820,736)

Total expenses	$3,217,334	$2,537,414

Net increase (decrease) in net assets resulting from operations	$12,740,804	$(10,358,150)

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2019 nor December 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the financial statements and accompanying notes as well as the financial statements and the notes to those statements in our 2018 Form 10K. The statements in this discussion and analysis concerning expectations regarding Life Partners Position Holder Trust’s (“Position Holder Trust” or “Trust”) and the Life Partners IRA Holder Partnership, LLC’s (“IRA Partnership” or “Partnership”) future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. The actual results of the Trust and Partnership could differ materially from those suggested or implied by any forward-looking statements.

Business Overview

The Position Holder Trust was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al., dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”) on November 1, 2016, as amended. The Plan became effective on December 9, 2016.

As of March 31, 2019, and December 31, 2018, there were 10,458 and 10,442 holders of the 1,227,739,011 and 1,237,019,204 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 3,005 and 3,037 life insurance policies, with aggregate fair values of $191.5 million and $186.3 million and an aggregate face values of approximately $1.2 billion and $1.3 billion at March 31, 2019 and December 31, 2018, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At March 31, 2019, and December 31, 2018, the allowance for doubtful accounts was $10.1 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2019 or December 31, 2018.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $1.0 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations include imputed interest at 4% annually and are due in full by January 2020.

Premium Liability

As of March 31, 2019, and December 31, 2018, the Trust holds $32.3 million and $33.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liability

As of March 31, 2019, and December 31, 2018, the Trust holds $16.0 million and $14.3 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2019 nor December 31, 2018.

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

Results of Continuing Operations

As of March 31, 2019, the Trust owns an interest in 3,005 policies of which 535 are life settlement policies and 2,470 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.2 billion as of March 31, 2019 of which $1.0 billion is attributable to life settlements and $190.8 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $191.5 million as of March 31, 2019 of which $187.6 million is attributable to life settlements and $3.9 million is attributable to viaticals.

The Policies were valued as of March 31, 2019 using a base or foundational discount rate of 14%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 24.8% for life settlements and 25.8% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

As of December 31, 2018, the Trust owned an interest in 3,037 policies of which 548 are life settlement policies and 2,489 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.3 billion as of December 31, 2018 of which $1.1 billion was attributable to life settlements and $203.1 million was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $186.3 million as of December 31, 2018 of which $182.0 million was attributable to life settlements and $4.3 million was attributable to viaticals.

The Policies were valued as of December 31, 2018 using a base or foundational discount rate of 14%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 24.5% for life settlements and 25.8% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Results of Operations for the Trust

Net increase in net assets for the three months ended March 31, 2019 was $12.7 million as compared to a net decrease in net assets of $10.4 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change	% Change

Income (loss)	$15,958,138	$(7,820,736)	$23,778,874	304%
Expenses	3,217,334	2,537,414	679,920	27%

Increase (decrease) in net assets	$12,740,804	$(10,358,150)	$23,098,954	223%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended March 31, 2019 and 2018. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2019 and 2018:

	2019	2018

Balance at January 1,	$186,251,760	$272,140,787
Realized gain on matured policies	20,473,991	11,064,379
Unrealized loss on assets held	(4,712,688)	(18,953,112)
Change in estimated fair value	15,761,303	(7,888,733)

Matured policies, net of fees	(25,238,083)	(16,974,197)
Premiums paid	14,675,084	10,282,164
Balance at March 31,	$191,450,064	$257,560,021

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized losses on policies which is affected by unwinding the discount over time, and changes in valuation assumptions, including mortality and discount rates. This includes the fact that beginning in the second quarter of 2018, the Trust stopped using LEs issued by life expectancy providers to the debtor. Based upon our planned comparison of actual maturities to projected maturities, management determined to accelerate its existing program of deemphasizing the LEs in favor of default mortality multipliers based on the 2015 Valuation Basic Table.

The Trust now uses mortality multipliers as its exclusive method of estimating longevity. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses
	Three Months Ended March 31,
	2019	2018	$ Change	% Change

Interest	$302,058	1,119,853	(817,795)	(73)%
Administrative and filing fees	250,000	34,213	215,787	631%
Legal fees	834,021	515,025	318,996	62%
Professional fees	1,691,620	806,763	884,857	110%
Other general and administrative	139,635	61,560	78,075	127%

Total expenses	$3,217,334	2,537,414	679,920

The increase in total expenses of $0.70 million is primarily due to increase in professional fees, legal fees and US Trustee fees offset by decrease in the interest paid on note payable. The increase in fees is due to the transition of Trust management and changes in Trust operations.

Results of Operations for the Partnership

The net increase in net assets for the three months ended March 31, 2019 was $8.4 million as compared to a net decrease in net assets of $11.3 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no federal tax expenses nor benefit for the three months ended March 31, 2019 and 2018. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

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

Capital

Loan Facilities

Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc. provided the $55 million Exit Loan Facility needed to provide for consummation of the reorganization transactions contemplated by the Plan. At the same time, Vida Longevity Fund, LP, also an affiliate of Vida Capital, Inc., provided a $25 million revolving line of credit. The obligations were secured by liens on virtually all of the Position Holder Trust’s assets.

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

To provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15 Million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There was no amount outstanding under the Veritex Credit Facility at March 31, 2019.

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

New IRA Notes

The Debtors’ estate included 1,254 security holders who held their positions through their individual retirement accounts (“IRA”), which are prohibited investments for an IRA. As a result, the Plan included a mechanism to resolve the IRA investors’ claims by establishing the Partnership and authorizing the issuance of the New IRA Notes.

The Position Holder Trust was authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.0% per annum and maturing in 2031. As of March 31, 2019, there were $35.9 million of New IRA Notes outstanding. Interest is payable annually in December.

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

In the first quarter of 2019, there was a conversion of units to notes payable of $48.0 thousand based on changes to election for the unit holders which were in dispute and resolved through settlement, mediation or court order.

Other Notes Payable

On March 28, 2017, the Bankruptcy Court allowed $5.5 million to be paid as compensation for the services rendered by H. Thomas Moran as the Chapter 11 trustee, with fifty percent (50%), or $2.8 million, paid promptly. The remaining amount is to be paid in cash pursuant to the terms of an unsecured promissory note issued by the Trust. The note does not bear interest and the principal amount will be paid in three equal annual installments on January 1 of 2019, 2020 and 2021, with the full principal amount paid by December 30, 2021.

Liquidity

At March 31, 2019, the Position Holder Trust had $54.9 million of cash primarily consisting of $30.5 million held to pay Policy premiums on behalf of Trust and the continuing fractional holders, $16.5 million held to pay maturities collected and owed to current fractional holders, $7.1 million held as collateral deposits on debt, and $0.8 million was available to pay for operating expenses of the Trust.

At December 31, 2018, the Position Holder Trust had $51.9 million of cash primarily consisting of $32.1 million held to pay Policy premiums on behalf of the Trust and the continuing fractional holders, $14.3 million held to pay maturities collected and owed to current fractional holders, $4.8 million held as collateral deposits on debt, and $0.7 million was available to pay for operating expenses of the Trust.

The Trust’s total outstanding liabilities decreased by $4.2 million from $93.7 million at December 31, 2018, to $89.5 million at March 31, 2019. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable, premium liability and assumed tax liability offset by increase in maturity liabilities.

During the three months ended March 31, 2019 and 2018, the Position Holder Trust paid premiums on Policies totaling $14.7 million and $10.3 million, respectively on the PHT Portfolio. Also, for the three months ended March 31, 2019 and 2018, there were maturities received of $24.9 million and $14.3 million, respectively.

The Position Holder Trust paid $4.9 million and $10.0 million of its outstanding notes payable during the three months ended March 31, 2019 and March 31, 2018, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, and December 31, 2018, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of March 31, 2019, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of March 31, 2019.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.9%	13.4%	A+
Transamerica Financial Life Insurance	9.1%	12.2%	A+

Interest Rate Risk

The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending March 31, 2019, did not impact the Trust’s operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our trustee and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our trustee and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Trust or Partnership have been detected.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to any litigation matters during the three months ended March 31, 2019.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Label Linkbase Document.
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2019

LIFE PARTNERS POSITION HOLDER TRUST

By: /s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By: /s/ Michael J. Quilling
Michael J. Quilling, Trustee