Form 10-Q
period 2019-06-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2019-08-13
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Life Partners Position Holder Trust

Life Partners IRA Holder Partnership, LLC

PART II OTHER INFORMATION

LIFE PARTNERS POSITION HOLDER TRUST

BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash	$1,206,637	$672,138
Maturities receivable	25,461,271	24,111,204
Prepaids and other assets	436,420	481,575
Restricted cash and cash equivalents	68,361,571	51,221,993
Life insurance policies	188,397,206	186,251,760

Total assets	$283,863,105	$262,738,670

Liabilities
Notes payable	$37,455,819	$42,568,117
Assumed tax liability	978,620	1,957,240
Premium liability	29,027,987	33,189,624
Maturity liability	9,889,981	14,253,643
Accounts payable	779,192	643,472
Accrued expenses	2,051,356	1,119,978

Commitments and Contingencies (Note 2)

Total liabilities	80,182,955	93,732,074

Net assets	$203,680,150	$169,006,596

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$23,653,193	$(64,321,677)	$39,414,497	$(72,210,410)
Other income	362,780	1,097,994	559,616	1,165,990

Total (loss) income	24,015,973	(63,223,683)	39,974,113	(71,044,420)

Expenses
Interest expense	291,714	950,543	593,772	2,070,396
Administrative and filing fees	258,691	494,327	508,691	528,540
Insurance	1,691	6,109	1,691	6,109
Legal fees	460,761	553,530	1,294,782	1,068,556
Professional fees	1,163,046	610,511	2,854,666	1,417,272
Other general and administrative	129,069	269,224	268,704	330,785

Total expenses	2,304,972	2,884,244	5,522,306	5,421,658

Net (decrease) increase in net assets resulting from operations	$21,711,001	$(66,107,927)	$34,451,807	$(76,466,078)

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF CHANGES IN NET ASSETS
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$181,699,489	$228,583,238	$169,006,596	$238,941,388
Conversion of debt to units	269,658	-	221,747	-
Net increase (decrease) in net assets resulting from operations	21,711,003	(66,107,928)	34,451,807	(76,466,078)

Net assets, end of period	$203,680,150	$162,475,310	$203,680,150	$162,475,310
Net asset value per unit:
Number of units	1,228,651,937	1,223,686,156	1,228,651,937	1,223,686,156
Net assets per unit	$0.17	$0.13	$0.17	$0.13

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30

	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,451,807	$(76,466,078)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operations:
Change in fair value of life insurance policies	(39,414,497)	72,210,410
Change in assets and liabilities:
Prepaids and other assets	45,155	(229,077)
Assumed tax liability	(978,620)	(286,062)
Premium liability	(4,161,637)	(5,019,403)
Maturity liability	(4,363,662)	(7,895,733)
Accounts payable	135,720	1,169,788
Assumed liabilities	-	(18,293)
Accrued expenses	957,494	1,228,510
Net cash flows used in operating activities	(13,328,240)	(15,305,938)
Cash flows from investing activities:
Premiums paid on life settlements	(19,118,266)	(27,459,890)
Proceeds from maturities of life settlements	55,037,250	30,846,169
Net cash flows provided by investing activities	35,918,984	3,386,279
Cash flows from financing activities:
Payments on notes payable	(4,916,667)	(12,500,000)
Net cash flows used in financing activities	(4,916,667)	(12,500,000)

Net increase (decrease) in cash	17,674,077	(24,419,659)

Cash and cash equivalents, beginning of period	51,894,131	78,104,640

Cash and cash equivalents, end of period	$69,568,208	$53,684,981

Supplemental cash flow information:
Cash	$1,206,637	$2,681,063
Restricted cash and cash equivalents	68,361,571	51,003,918

Total cash and cash equivalents	$69,568,208	$53,684,981

Cash paid for interest	$25,835	$1,451,231

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of June 30, 2019, and December 31, 2018, there were 10,449 and 10,442 holders of the 1,228,651,937 and 1,237,019,204 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,976 and 3,037 life insurance policies, with aggregate fair values of $188.4 million and $186.3 million and aggregate face values of approximately $1.2 billion and $1.3 billion at June 30, 2019, and December 31, 2018, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $10.1 million, which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2019, and December 31, 2018.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $1.0 and $2.0 million as of June 30, 2019 and December 31, 2018, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.

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

      Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more in premiums and delaying its collection of death benefits. Further, increased longevity may encourage additional continuing fraction holders to default on their premium obligations, increasing the Trust’s positions and its premium payment burden. The Trust management is continuing to evaluate any potential impact; however, such future revisions could have a material impact on the valuation.

      The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amounts.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820 among others: 1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy 2) The policy for timing of transfers between levels. The following disclosure requirements were part of the modifications in Topic 820:1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Lastly, the following disclosure requirements were added to Topic 820: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We have evaluated the methods and impact of adopting this new standard on our financial statements and believe it to be immaterial.

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of June 30, 2019, and December 31, 2018, the Trust has $68.4 million and $51.2 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: monies distributable to the fractional interest holders in policies that matured prior to the Plan becoming effective, maturities, premium reserves, premium obligations, and collateral deposits.

Note 4 - Life Insurance Policies

As of June 30, 2019, the Trust owns an interest in 2,976 policies of which 519 are life settlement policies and 2,457 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.2 billion as of June 30, 2019 of which $1.0 billion is attributable to life settlements and $190.6 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $188.4 million as of June 30, 2019 of which $184.7 million is attributable to life settlements and $3.7 million is attributable to viaticals.

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

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of June 30, 2019 and December 31, 2018:

As of June 30, 2019:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	31,925
2-3	2	886,742	319,191
3-4	61	74,498,807	22,128,000
4-5	193	381,741,632	82,141,314
Thereafter	2,719	740,830,492	83,776,776
	2,976	$1,198,004,068	$188,397,206

As of December 31, 2018:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	5,076
2-3	1	241,667	53,634
3-4	44	50,866,327	15,246,887
4-5	183	339,765,032	75,610,383
Thereafter	2,808	867,471,295	95,335,780

	3,037	$1,258,390,716	$186,251,760

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of June 30, 2019, are as follows:

2019	$23,972,914
2020	63,728,532
2021	66,504,825
2022	61,932,712
2023	56,719,582
Thereafter	233,616,232

Total	$506,474,797

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

Note 5 - Notes Payable

On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Substantially all of the Trust’s assets collateralize the loan. The Trust made principal payments of $31.0 million in 2018 leaving a balance outstanding on the term loan of $4.0 million at December 31, 2018. The maturity date of the term loan was December 9, 2018; however, an extension was agreed to until June 7, 2019. On January 17, 2019, the Trust paid $4.0 million to Vida Opportunity Fund, LP for the final payment of the loan.

Effective January 17, 2019, the Life Partners Position Holder Trust paid the remaining balances in full related to the Exit Loan Facility and terminated the $55 Million Exit Loan Facility with Vida Opportunity Fund, LP and the $25 Million Revolving Line of Credit with Vida Longevity Fund, LP. All liens and security interests of the lenders under these loan facilities have been terminated and released.

To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 Million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There are no amounts outstanding as of June 30, 2019.

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

In the first six months of 2019, there was a conversion of note payable to units of $221.7 thousand based on changes to election for certain unit holders which were in dispute and resolved through settlement, mediation or court order.

As of June 30, 2019, and December 31, 2018, the outstanding balances of the notes were $35.7 million and $35.9 million, respectively. The sinking fund associated with these notes had balances of $5.6 million and $4.8 million at June 30, 2019 and December 31, 2018, respectively.

On March 28, 2017, the Trust was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2017. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3%. As of June 30, 2019, and December 31, 2018, the outstanding balances were $1.8 million and $2.7 million, respectively.

Future scheduled principal payments on the long-term debt are as follows as of June 30, 2019:

Years Ending December 31,	Long-Term Debt
2019	$-
2020	916,667
2021	863,463
2022	-
2023	-
Thereafter	35,675,689

Total	$37,455,819

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

The balances of the Trust's assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, are as follows:

	As of June 30, 2019	As of December 31, 2018
Assets:
Investments in Life Insurance Policies
Level 1	$-	$-

Level 2	$-	$-

Level 3	$188,397,206	$186,251,760

Total Fair Value	$188,397,206	$186,251,760

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	June 30, 2019	December 31, 2018

Fair Value	$188,397,206	$186,251,760

Face Value	$1,198,004,068	$1,258,390,716

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate	Discount rate

Range	24.4-25.8%	24.8-25.8%

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

The following is a summary of the methodology used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy. The overall methodology did not change during the current or prior year, however, as discussed above the method for estimating longevity was modified during the second quarter of 2018.

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

The default mortality multipliers have not changed since December 31, 2018. The multipliers used are 110% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

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

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of June 30, 2019 and December 31, 2018. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of June 30, 2019 and December 31, 2018 would be as follows:

As of June 30, 2019 Life Expectancy Months Adjustment	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$204,897,466	$16,500,260
No change	5.0 years	$188,397,206
+ 5%		$171,262,965	$(17,134,241)

As of December 31, 2018 Life Expectancy Months Adjustment	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$202,547,381	$16,295,621
No change	5.2 years	$186,251,760	-
+ 5%		$169,348,101	$(16,903,659)

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2019 and December 31, 2018 would be as follows:

As of June 30, 2019 Rate Adjustment	Fair Value	Change in Fair Value
+ 2%	$178,114,856	(10,282,350)
No change	$188,397,206	-
- 2%	$199,934,270	11,537,064

As of December 31, 2018 Rate Adjustment	Fair Value	Change in Fair Value
+ 2%	$175,204,064	$(11,047,696)
No change	$186,251,760	-
- 2%	$198,679,523	$12,427,763

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of June 30, 2019:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	11.1%	13.3%	A+
Transamerica Financial Life Insurance	9.3%	12.4%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2018:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.4%	13.4%	A+
Transamerica Financial Life Insurance	9.6%	13.1%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2019 and 2018:

	2019	2018

Balance at April 1,	$191,450,064	$257,560,021
Realized gain on matured policies	23,293,472	16,972,579
Unrealized gain (loss) on assets held	359,721	(81,294,256)
Change in estimated fair value	23,653,193	(64,321,677)

Matured policies, net of fees	(31,149,234)	(20,112,682)
Premiums paid	4,443,183	17,117,725
Balance at June 30,	$188,397,206	$190,303,387

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2019 and 2018:

	2019	2018

Balance at January 1,	$186,251,760	$272,140,787
Realized gain on matured policies	43,767,464	28,036,958
Unrealized loss on assets held	(4,352,967)	(100,247,368)
Change in estimated fair value	39,414,497	(72,210,410)

Matured policies, net of fees	(56,387,317)	(37,086,880)
Premiums paid	19,118,266	27,459,890
Balance at June 30,	$188,397,206	$190,303,387

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

Note 6 – Subsequent Event

On August 1, 2019, the Trust made a principal payment of $5.7 million to the New IRA note holders from the sinking fund. The Trust has the authority to make these principal payments early under the New IRA notes. The Trust will make the required interest payment for the New IRA notes in December 2019. The Trust will now make a principal payment to the IRA note holders along with the appropriate interest payment from the sinking fund each year.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$123,844,750	$102,164,149

Total assets	$123,844,750	$102,164,149

Liabilities
Due to the Life Partners Position Holder Trust	$266,332	$160,691

Total liabilities	$266,332	$160,691

Net assets	$123,578,418	$102,003,458

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity income (loss) from Life Partners Position Holder Trust	$13,177,723	$(40,195,598)	$21,680,601	$(51,378,400)
Expenses
Professional fees	4,000	28,587	22,461	108,045
State and local taxes	42,000	-	83,180	-

Increase (decrease) in net assets	$13,131,723	$(40,224,185)	$21,574,960	$(51,486,445)

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$110,446,695	$139,454,733	$102,003,458	$150,716,994
Increase (decrease) in net assets	13,131,723	(40,224,184)	21,574,960	(51,486,445)

Net assets, end of period	$123,578,418	$99,230,549	$123,578,418	$99,230,549
Net asset value per unit:
Number of units	747,063,967	748,438,237	747,063,967	748,438,237
Net assets per unit	$0.17	$0.13	$0.17	$0.13

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets	$21,574,960	$(51,486,445)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	(21,680,601)	51,378,400
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	$105,641	$108,045
Net cash used in operating activities	$-	$-
Net change in cash	$-	$-
Cash, beginning of period	$-	$-
Cash end of period	$-	$-

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 747,063,967 and 747,775,628 units as of June 30, 2019 and December 31, 2018, respectively, of the Trust’s outstanding units totaling 1,228,651,937 and 1,237,019,204 as of June 30, 2019 and December 31, 2018, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of partnership interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Investment in life insurance policies	$188,397,206	$186,251,760
All other assets	95,465,899	76,486,910

Total assets	$283,863,105	$262,738,670

Total liabilities	$80,182,955	$93,732,074

Net assets	$203,680,150	$169,006,596

Income Statement Data

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Change in fair value of life insurance policies	$23,653,193	$(64,321,677)	$39,414,497	$(72,210,410)
Other income	362,780	1,097,994	559,616	1,165,990

Total income (loss)	$24,015,973	$(63,223,683)	$39,974,113	$(71,044,420)

Total expenses	$2,304,972	$2,884,244	$5,522,306	$5,421,658

Net increase (decrease) in net assets resulting from operations	$21,711,001	$(66,107,927)	$34,451,807	$(76,466,078)

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2019 nor December 31, 2018.

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

As of June 30, 2019, and December 31, 2018, there were 10,449 and 10,442 holders of the 1,228,651,937 and 1,237,019,204 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,976 and 3,037 life insurance policies, with aggregate fair values of $188.4 million and $186.3 million and an aggregate face values of approximately $1.2 billion and $1.3 billion at June 30, 2019 and December 31, 2018, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

During July 2019, the Trustee for Life Partners Position Holder’s trust, acting on behalf of the Trust, appointed NorthStar Capital Management, LLC, based in Atlanta, GA and Irvine, CA, as Portfolio Manager for the insurance policies owned by the Trust. NorthStar Capital Management, LLC is well-experienced in the management of life insurance policy portfolios and is owned and managed by John McFarland, an industry expert with 15 years of experience in the life settlement industry. McFarland is the current CEO and member of NorthStar Life Services, LLC, and an Officer/Director of the Life Insurance Settlement Association (LISA). McFarland was previously Chief Operating Officer of AVS Underwriting, LLC, a Georgia based portfolio servicer and life expectancy provider and has extensive operational experience in fund management and administration. As Portfolio Manager, Northstar Capital Management, LLC will maintain all insurance policy files, work to maximize the value and optimize the premium streams for the policies as well as liaise with Trust professionals with respect to the policies. The Trustee believes that the contributions of NorthStar Capital Management, LLC will enhance the value of the portfolio and streamline operations of the Trust.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At June 30, 2019, and December 31, 2018, the allowance for doubtful accounts was $10.1 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2019 or December 31, 2018.

The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $1.0 million and $2.0 million as of June 30, 2019 and December 31, 2018, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations include imputed interest at 4% annually and are due in full by January 2020.

Premium Liability

As of June 30, 2019, and December 31, 2018, the Trust holds $29.0 million and $33.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liability

As of June 30, 2019, and December 31, 2018, the Trust holds $9.9 million and $14.3 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2019 nor December 31, 2018.

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

Results of Continuing Operations

As of June 30, 2019, the Trust owns an interest in 2,976 policies of which 519 are life settlement policies and 2,457 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.2 billion as of June 30, 2019 of which $1.0 billion is attributable to life settlements and $190.6 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $188.4 million as of June 30, 2019 of which $184.7 million is attributable to life settlements and $3.7 million is attributable to viaticals.

The Policies were valued as of June 30, 2019 using a base or foundational discount rate of 14%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 24.4% for life settlements and 25.8% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Results of Operations for the Trust

Net increase in net assets for the three months ended June 30, 2019 was $21.7 million as compared to a net decrease in net assets of $66.1 million for the same period last year. The following are the components of net change in net assets resulting from operations for the six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change	% Change

Income (loss)	$24,015,973	$(63,223,683)	$87,239,656	138%
Expenses	2,304,972	2,884,244	(579,272)	(20)%

Increase (decrease) in net assets	$21,711,001	$(66,107,927)	$87,818,928	133%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended June 30, 2019 and 2018. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2019 and 2018:

	2019	2018

Balance at April 1,	$191,450,064	$257,560,021
Realized gain on matured policies	23,293,472	16,972,579
Unrealized gain/(loss) on assets held	359,721	(81,294,256)
Change in estimated fair value	23,653,193	(64,321,677)

Matured policies, net of fees	(31,149,234)	(20,112,682)
Premiums paid	4,443,183	17,117,725
Balance at June 30,	$188,397,206	$190,303,387

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized losses on policies which is affected by unwinding the discount over time, and changes in valuation assumptions, including mortality and discount rates. This includes the fact that beginning in the second quarter of 2018, the Trust stopped using LEs issued by life expectancy providers to the debtor. Based upon our planned comparison of actual maturities to projected maturities, management determined to accelerate its existing program of deemphasizing the LEs in favor of default mortality multipliers based on the 2015 Valuation Basic Table, which contributed to the unrealized loss in the second quarter of 2018. The Trust now uses mortality multipliers as its exclusive method of estimating longevity. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses

	Three Months Ended June 30,
	2019	2018	$ Change	% Change

Interest	$291,714	$950,543	$(658,829)	(69)%
Administrative and filing fees	258,691	494,327	(235,636)	(48)%
Legal fees	460,761	553,530	(92,769)	(17)%
Professional fees	1,163,046	610,511	552,535	91%
Other general and administrative	130,760	275,333	(144,573)	(53)%

Total expenses	$2,304,972	2,884,244	(579,272)	(20)%

The decrease in total expenses of $0.58 million is primarily due to a decrease in interest expense due to the pay down of notes payable balance and a reduction in administrative and filing fees and offset by an increase in professional fees. The increase in professional fees is due to the transition of Trust management and changes in Trust operations.

Results of Operations for the Partnership

The net increase in net assets for the three months ended June 30, 2019 was $13.1 million as compared to a net decrease in net assets of $40.2 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Results of Operations for the Trust

Net increase in net assets for the six months ended June 30, 2019 was $34.5 million as compared to a net decrease in net assets of $76.5 million for the same period last year. The following are the components of net change in net assets resulting from operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change	% Change

Income (loss)	$39,974,113	$(71,044,420)	$111,018,533	156%
Expenses	5,522,306	5,421,658	100,648	2%

Increase (decrease) in net assets	$34,451,807	$(76,466,078)	$110,917,885	145%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2019 and 2018:

	2019	2018

Balance at January 1,	$186,251,760	$272,140,787
Realized gain on matured policies	43,767,464	28,036,958
Unrealized loss on assets held	(4,352,967)	(100,247,368)
Change in estimated fair value	39,414,497	(72,210,410)

Matured policies, net of fees	(56,387,317)	(37,086,880)
Premiums paid	19,118,266	27,459,890
Balance at June 30,	$188,397,206	$190,303,387

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

Expenses

	Six Months Ended June 30,
	2019	2018	$ Change	% Change

Interest	$593,772	$2,070,396	$(1,476,624)	(71)%
Administrative and filing fees	508,691	528,540	(19,849)	(4)%
Legal fees	1,294,782	1,068,556	226,226	21%
Professional fees	2,854,666	1,417,272	1,437,394	101%
Other general and administrative	270,395	336,894	(66,499)	(20)%

Total expenses	$5,522,306	$5,421,658	$100,648	2%

The increase in total expenses of $0.1 million is primarily due to increase in professional fees, and legal fees offset by a decrease in the interest expense from pay down of notes payable balance. The increase in fees is due to the transition of Trust management and changes in Trust operations.

Results of Operations for the Partnership

The net increase in net assets for the six months ended June 30, 2019 was $21.6 million as compared to a net decrease in net assets of $51.5 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no federal tax expenses nor benefit for the six months ended June 30, 2019 and 2018. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

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

Effective as of January 17, 2019, the Life Partners Position Holder Trust paid the remaining balances in full related to the Exit Loan Facility and terminated the $55 million Exit Loan Facility with Vida Opportunity Fund, LP and the $25 million Revolving Line of Credit with Vida Longevity Fund, LP. All liens and security interests of the lenders under these loan facilities have been terminated and released.

To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There was no amount outstanding under the Veritex Credit Facility at June 30, 2019.

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

The Position Holder Trust was authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.0% per annum and maturing in 2031. As of June 30, 2019, there were $35.7 million of New IRA Notes outstanding. Interest is payable annually in December.

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

In the first six months of 2019, there was a conversion of notes payable to units of $221,747 based on changes to election for certain unit holders which were in dispute and resolved through settlement, mediation or court order. On August 1, 2019, the Trust made a principal payment of $5.7 million to the New IRA note holders from the sinking fund. The Trust has the authority to make these principal payments early under the New IRA notes. The Trust will make the required interest payment from the New IRA notes in December 2019. The Trust will now make a principal payment to the IRA note holders along with the appropriate interest payment from the sinking fund each year.

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

Liquidity and Financial Condition

At June 30, 2019, the Position Holder Trust had $69.6 million of cash primarily consisting of $45.5 million held to pay Policy premiums on behalf of Trust and the continuing fractional holders, $9.9 million held to pay maturities collected and owed to current fractional holders, $13.0 million held as collateral deposits on debt, and $1.2 million was available to pay for operating expenses of the Trust.

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

The Trust’s maturities receivable increased by $1.4 million from $24.1 million at December 31, 2018, to $25.5 million at June 30, 2019. The increase was mainly attributable to the timing of maturities of insurance contracts during the six month period.

The Trust’s total outstanding liabilities decreased by $13.5 million from $93.7 million at December 31, 2018, to $80.2 million at June 30, 2019. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable, premium liability, maturity liability and assumed tax liability.

During the six months ended June 30, 2019 and 2018, the Position Holder Trust paid premiums on Policies totaling $19.1 million and $27.5 million, respectively on the PHT Portfolio. Also, for the six months ended June 30, 2019 and 2018, there were maturities received of $56.4 million and $37.1 million, respectively.

The Position Holder Trust paid $4.9 million and $12.5 million of its outstanding notes payable during the six months ended June 30, 2019 and June 30, 2018, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, and December 31, 2018, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of June 30, 2019, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of June 30, 2019.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	11.1%	13.3%	A+
Transamerica Financial Life Insurance	9.3%	12.4%	A+

Interest Rate Risk

The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending June 30, 2019, did not impact the Trust’s operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to any litigation matters during the three months ended June 30, 2019.

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

Dated: August 12, 2019

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee