Form 10-Q
period 2019-09-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2019-11-12
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 000-55783
Commission file number 000-55784
Life Partners Position Holder Trust
Life Partners IRA Holder Partnership, LLC
(Exact name of registrants as specified in their charters)

Texas	81-6950788
Texas (State or other jurisdiction of incorporation or organization)	81-4644966 (I.R.S. Employer Identification Nos.)

2001 Bryan Street, Suite 1800, Dallas, TX (Address of principal executive offices)	75201 (Zip Code)
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

LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash	$770,613	$672,138
Maturities receivable	44,380,406	24,111,204
Prepaids and other assets	498,591	481,575
Restricted cash and cash equivalents	81,648,392	51,221,993
Life insurance policies	167,039,545	186,251,760

Total assets	$294,337,547	$262,738,670

Liabilities
Notes payable	$32,496,420	$42,568,117
Assumed tax liability	978,620	1,957,240
Premium liability	28,076,979	33,189,624
Maturity liability	8,712,629	14,253,643
Accounts payable	363,228	643,472
Accrued expenses	2,353,100	1,119,978

Commitments and Contingencies (Note 2)

Total liabilities	72,980,976	93,732,074

Net assets	$221,356,571	$169,006,596
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$22,008,024	$(5,466,766)	$61,422,521	$(77,677,176)
Other income	372,968	102,696	932,584	1,268,478

Total (loss) income	22,380,992	(5,364,070)	62,355,105	(76,408,698)

Expenses
Interest expense	265,113	737,574	858,885	2,807,970
Administrative and filing fees	255,227	265,603	763,918	781,143
Insurance	—	—	1,691	6,108
Legal fees	507,036	419,533	1,801,818	1,488,088
Professional fees	1,091,609	706,305	3,946,275	2,123,576
Other general and administrative	2,585,586	63,509	2,854,290	394,086

Total expenses	4,704,571	2,192,524	10,226,877	7,600,971

Net increase (decrease) net assets resulting from operations	$17,676,421	$(7,556,594)	$52,128,228	$(84,009,669)
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CHANGES IN NET ASSETS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$203,680,150	$162,475,310	$169,006,596	$238,941,388
Conversion of debt to units	—	608,865	221,747	595,862
Net increase (decrease) in net assets resulting from operations	17,676,421	(7,556,594)	52,128,228	(84,009,669)

Net assets, end of period	$221,356,571	$155,527,581	$221,356,571	$155,527,581
Net asset value per unit:
Number of units	1,233,410,261	1,227,809,087	1,233,410,261	1,227,809,087
Net assets per unit	$0.18	$0.13	$0.18	$0.13
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$52,128,228	$(84,009,669)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operations:
Change in fair value of life insurance policies	(61,422,521)	77,677,176
Change in assets and liabilities:
Prepaids and other assets	(17,016)	(214,062)
Assumed tax liability	(978,620)	(286,062)
Premium liability	(5,112,645)	(7,386,379)
Maturity liability	(5,541,014)	(10,530,060)
Accounts payable	(280,244)	1,002,087
Assumed liabilities	—	(18,293)
Accrued expenses	1,272,441	1,481,717
Net cash flows used in operating activities	(19,951,391)	(22,283,545)
Cash flows from investing activities:
Premiums paid on policies	(30,024,314)	(41,563,853)
Proceeds from maturities of life settlements	90,389,848	54,025,711
Net cash flows provided by investing activities	60,365,534	12,461,858
Cash flows from financing activities:
Payments on notes payable	(9,889,269)	(22,500,000)
Net cash flows used in financing activities	(9,889,269)	(22,500,000)

Net increase (decrease) in cash	30,524,874	(32,321,687)

Cash and cash equivalents, beginning of period	51,894,131	78,104,640

Cash and cash equivalents, end of period	$82,419,005	$45,782,953

Supplemental cash flow information:
Cash	$770,613	$425,620
Restricted cash and cash equivalents	81,648,392	45,357,333

Total cash and cash equivalents	$82,419,005	$45,782,953

Cash paid for interest	$726,000	$1,879,010

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
In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of September 30, 2019, and December 31, 2018, there were 9,677 and 10,442 holders of the 1,233,410,261 and 1,237,019,204 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,936 and 3,037 life insurance policies, with aggregate fair values of $167.0 million and $186.3 million and aggregate face values of approximately $1.1 billion and $1.3 billion at September 30, 2019, and December 31, 2018, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.
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
Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the financial statements of the Trust as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $10.1 million, which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.
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

The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2019, and December 31, 2018.
The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $1.0 and $2.0 million as of September 30, 2019 and December 31, 2018, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations bear interest at 4% annually and are due in full by January 2020.
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
Risks and Uncertainties
The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trust's forecasts, other cost of insurance increases are unilaterally imposed by the carrier.
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
Note 3 - Restricted Cash and Cash Equivalents
The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of September 30, 2019, and December 31, 2018, the Trust has $81.6 million and $51.2 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, and collateral deposits.
Note 4 - Life Insurance Policies
As of September 30, 2019, the Trust owns an interest in 2,936 policies of which 497 are life settlement policies and 2,439 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.1 billion as of September 30, 2019 of which $0.9 billion is attributable to life settlements and $191.3 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $167.0 million as of September 30, 2019 of which $163.4 million is attributable to life settlements and $3.6 million is attributable to viaticals.

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
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of September 30, 2019 and December 31, 2018:
As of September 30, 2019:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	32,334
2-3	1	645,076	241,706
3-4	64	77,792,500	19,737,659
4-5	189	380,267,903	74,905,818
Thereafter	2,681	688,331,898	72,122,028
	2,936	$1,147,083,772	$167,039,545
As of December 31, 2018:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	5,076
2-3	1	241,667	53,634
3-4	44	50,866,327	15,246,887
4-5	183	339,765,032	75,610,383
Thereafter	2,808	867,471,295	95,335,780
	3,037	$1,258,390,716	$186,251,760
Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of September 30, 2019, are as follows:

2019	$13,451,686
2020	62,132,333
2021	65,518,634
2022	61,454,161
2023	56,493,899
Thereafter	236,391,340

Total	$495,442,053
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

The Plan requires that the continuing fractional holders pay premium calls within 60 days of the day the Trust sends an invoice. The failure of a continuing fractional holder to timely pay a premium call on a position results in a premium default with respect to that position. Upon a premium default, the continuing fractional holder is deemed to have contributed its position to the Trust in exchange for Units. Section 5.05(c) of the Plan requires that the Trust reduce the number of Units issued upon a default by 20% – the subsection (c)(i) discount.
The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.
Note 5 - Notes Payable
On December 9, 2016, the Trust obtained a term loan from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrues at 11% of outstanding balance per annum and is paid quarterly. Substantially all of the Trust’s assets collateralized the loan. The Trust made principal payments of $31.0 million in 2018 leaving a balance outstanding on the term loan of $4.0 million at December 31, 2018. The maturity date of the term loan was December 9, 2018; however, an extension was agreed to until June 7, 2019. On January 17, 2019, the Trust paid $4.0 million to Vida Opportunity Fund, LP for the final payment of the loan.
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
To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There are no amounts outstanding as of September 30, 2019.
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
On August 1, 2019, the Trust made a principal and interest payment of $5.7 million to the New IRA note holders from the sinking fund. After the Trust made the payment the principal amount of the notes reduced to $30.7 million and the number of note holders decreased to 1,123. The Trust has the authority to make these payments early under the New IRA notes. The Trust will make the remaining interest payment for the current year for the New IRA notes in December 2019. The Trust may make a principal payment to the remaining IRA note holders along with the appropriate interest payment from the sinking fund each year.
In the first nine months of 2019, there was a conversion of note payable to units of $221,747 based on changes to election for certain unit holders which were in dispute and resolved through settlement, mediation or court order.
As of September 30, 2019, and December 31, 2018, the outstanding balances of the New IRA notes were $30.7 million and $35.9 million, respectively. The sinking fund associated with these notes had balances of $2.8 million and $4.8 million at September 30, 2019 and December 31, 2018, respectively.
On March 28, 2017, the Trust was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2017. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3%. As of September 30, 2019, and December 31, 2018, the outstanding balances were $1.8 million and $2.7 million, respectively.

Future scheduled principal payments on the long-term debt are as follows as of September 30, 2019:

Years Ending December 31,	Long-Term Debt
2019	$—
2020	916,667
2021	876,666
2022	—
2023	—
Thereafter	30,703,087

Total	$32,496,420

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
The balances of the Trust's assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, are as follows:

	As of September 30, 2019	As of December 31, 2018
Assets:
Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$167,039,545	$186,251,760

Total Fair Value	$167,039,545	$186,251,760

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	September 30, 2019	December 31, 2018
Fair Value	$167,039,545	$186,251,760

Face Value	$1,147,083,772	$1,258,390,716

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate	Discount rate

Range	24.4-25.7%	24.8-25.8%
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
The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of September 30, 2019 and December 31, 2018. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.
Life expectancy sensitivity analysis
The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of September 30, 2019 and December 31, 2018 would be as follows:

As of September 30, 2019	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$183,323,101	$16,283,556
No change	4.9 years	$167,039,545
+5%		$150,136,822	$(16,902,723)

As of December 31, 2018	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$202,547,381	$16,295,621
No change	5.2 years	$186,251,760	—
+5%		$169,348,101	$(16,903,659)
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
The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2019 and December 31, 2018 would be as follows:

As of September 30, 2019	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$158,278,242	$(8,761,303)
No change	$167,039,545	—
-(2)%	$176,808,804	$9,769,259

As of December 31, 2018	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$175,204,064	$(11,047,696)
No change	$186,251,760	—
-(2)%	$198,679,523	$12,427,763
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
Credit Exposure to Insurance Companies
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of September 30, 2019:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.7%	13.2%	A+
Transamerica Financial Life Insurance	9.8%	13.3%	A+
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2018:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.4%	13.4%	A+
Transamerica Financial Life Insurance	9.6%	13.1%	A+

Changes in Fair Value
The following table provides a roll-forward of the fair value of life insurance policies for the three months ended September 30, 2019 and 2018:

	2019	2018
Balance at July 1,	$188,397,206	$190,303,387
Realized gain on matured policies	45,753,913	16,794,590
Unrealized gain (loss) on assets held	(23,745,889)	(22,261,356)
Change in estimated fair value	22,008,024	(5,466,766)
Matured policies, net of fees	(54,271,732)	(19,153,583)
Premiums paid	10,906,047	14,103,964
Balance at September 30,	$167,039,545	$179,787,002
The following table provides a roll-forward of the fair value of life insurance policies for the nine months ended September 30, 2019 and 2018:

	2019	2018
Balance at January 1,	$186,251,760	$272,140,787
Realized gain on matured policies	89,521,377	44,831,548
Unrealized loss on assets held	(28,098,856)	(122,508,724)
Change in estimated fair value	61,422,521	(77,677,176)
Matured policies, net of fees	(110,659,050)	(56,240,462)
Premiums paid	30,024,314	41,563,853
Balance at September 30,	$167,039,545	$179,787,002
Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.
Note 7 – Subsequent Event
On November 1, 2019, the Trust announced in its newsletter the Board and Trustee's decision to make an initial distribution of approximately $20.0 million to the holders of units in the Trust and in the IRA Partnership. The distribution will be made on November 15, 2019 based on the number of units held by the unit holder minus any liens that the unit holder may have against them for unpaid premiums.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$133,996,254	$102,164,149
Total assets	$133,996,254	$102,164,149
Liabilities
Due to the Life Partners Position Holder Trust	$284,531	$160,691
Total liabilities	$284,531	$160,691
Net assets	$133,711,723	$102,003,458

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity income (loss) from Life Partners Position Holder Trust	$10,151,504	$(4,641,746)	$31,832,105	$(56,020,152)
Expenses
Professional fees	8,031	9,816	30,492	117,855
State and local taxes	10,168	—	93,348	—
Increase (decrease) in net assets	$10,133,305	$(4,651,562)	$31,708,265	$(56,138,007)

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net assets, beginning of period	$123,578,418	$99,230,549	$102,003,458	$150,716,994
Increase (decrease) in net assets	10,133,305	(4,651,562)	31,708,265	(56,138,007)
Net assets, end of period	$133,711,723	$94,578,987	$133,711,723	$94,578,987
Net asset value per unit:
Number of units	746,634,100	747,862,666	746,634,100	747,862,666
Net assets per unit	$0.18	$0.13	$0.18	$0.13

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets	$31,708,265	$(56,138,007)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	(31,832,105)	56,020,152
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	$123,840	$117,855
Net cash used in operating activities	$—	$—
Net change in cash	$—	$—
Cash, beginning of period	$—	$—
Cash end of period	$—	$—

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
In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 746,634,100 and 747,775,628 units as of September 30, 2019 and December 31, 2018, respectively, of the Trust’s outstanding units totaling 1,233,410,261 and 1,237,019,204 as of September 30, 2019 and December 31, 2018, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of partnership interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.
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
The following table presents summary financial information for the Trust:
Balance Sheet Data

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Investment in life insurance policies	$167,039,545	$186,251,760
All other assets	127,298,002	76,486,910
Total assets	$294,337,547	$262,738,670
Total liabilities	$72,980,976	$93,732,074
Net assets	$221,356,571	$169,006,596

Income Statement Data

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$22,008,024	$(5,466,766)	$61,422,521	$(77,677,176)
Other income	372,968	$102,696	$932,584	$1,268,478
Total income (loss)	$22,380,992	$(5,364,070)	$62,355,105	$(76,408,698)
Total expenses	$4,704,571	$2,192,524	$10,226,877	$7,600,971
Net increase (decrease) in net assets resulting from operations	$17,676,421	$(7,556,594)	$52,128,228	$(84,009,669)
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
The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of September 30, 2019 nor December 31, 2018.
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

Note 3 – Subsequent Event
On November 1, 2019, the Trust announced in its newsletter the Board and Trustee's decision to make an initial distribution of approximately $20.0 million to the holders of units in the Trust and in the IRA Partnership. The distribution will be made on November 15, 2019 based on the number of units held by the unit holder minus any liens that the unit holder may have against them for any unpaid premiums.

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
As of September 30, 2019, and December 31, 2018, there were 9,677 and 10,442 holders of the 1,233,410,261 and 1,237,019,204 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,936 and 3,037 life insurance policies, with aggregate fair values of $167.0 million and $186.3 million and an aggregate face values of approximately $1.1 billion and $1.3 billion at September 30, 2019, and December 31, 2018, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.
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
During July 2019, the Trustee for Life Partners Position Holders Trust, acting on behalf of the Trust, appointed NorthStar Capital Management, LLC, based in Atlanta, GA and Irvine, CA, as Portfolio Manager for the insurance policies owned by the Trust. NorthStar Capital Management, LLC is well-experienced in the management of life insurance policy portfolios and is owned and managed by John McFarland, an industry expert with 15 years of experience in the life settlement industry. McFarland is the current CEO and member of NorthStar Life Services, LLC, and an Officer/Director of the Life Insurance Settlement Association (LISA). McFarland was previously Chief Operating Officer of AVS Underwriting, LLC, a Georgia based portfolio servicer and life expectancy provider and has extensive operational experience in fund management and administration. As Portfolio Manager, Northstar Capital Management, LLC will maintain all insurance policy files, work to maximize the value and optimize the premium streams for the policies as well as liaise with Trust professionals with respect to the policies. The Trustee believes that the contributions of NorthStar Capital Management, LLC will enhance the value of the portfolio and streamline operations of the Trust.
As of September 10, 2019, the Life Partners Position Holder Trust has entered into an agreement with Vida Capital, Inc. and Magna Servicing LLC to effectuate a termination of the policy services provided by them to the Trust, effective October 31, 2020. Pursuant to the agreement, the Trust will pay Vida Capital, Inc. an early termination fee of $2.5 million. As part of the agreement the Trust paid $2.0 million and accrued the remaining $0.5 million of the termination fee in third quarter of 2019. Starting October 31, 2020 a new policy servicing company will take over the responsibility of policy services.
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
The Plan requires that the continuing fractional holders pay premium calls within 60 days of the day the Trust sends an invoice. The failure of a continuing fractional holder to timely pay a premium call on a position results in a premium default with respect to that position. Upon a premium default, the continuing fractional holder is deemed to have contributed its position to the Trust in exchange for Units. Section 5.05(c) of the Plan requires that the Trust reduce the number of Units issued upon a default by 20% – the subsection (c)(i) discount.
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
The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At September 30, 2019, and December 31, 2018, the allowance for doubtful accounts was $10.1 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.
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
The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2019 or December 31, 2018.
The Trust also assumed income tax liabilities of the Debtors at its inception which total approximately $1.0 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively, related to taxes, penalties, and interest from the Debtors’ 2008, 2009, and 2010 income tax returns. These obligations include imputed interest at 4% annually and are due in full by January 2020.
Premium Liability
As of September 30, 2019, and December 31, 2018, the Trust holds $28.1 million and $33.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.
Maturity Liability
As of September 30, 2019, and December 31, 2018, the Trust holds $8.7 million and $14.3 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

Risks and Uncertainties
The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trust's forecasts, other cost of insurance increases are unilaterally imposed by the carrier.
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
FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of September 30, 2019 nor December 31, 2018.

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
Results of Continuing Operations
As of September 30, 2019, the Trust owns an interest in 2,936 policies of which 497 are life settlement policies and 2,439 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.1 billion as of September 30, 2019 of which $0.9 billion is attributable to life settlements and $191.3 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $167.0 million as of September 30, 2019 of which $163.4 million is attributable to life settlements and $3.6 million is attributable to viaticals.
The Policies were valued as of September 30, 2019 using a base or foundational discount rate of 12%, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 24.4% for life settlements and 25.7% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.
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
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Results of Operations for the Trust
Net increase in net assets for the three months ended September 30, 2019 was $17.7 million as compared to a net decrease in net assets of $7.6 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change	% Change
Income (loss)	$22,380,992	(5,364,070)	$27,745,062	517%
Expenses	4,704,571	2,192,524	2,512,047	115%

Increase (decrease) in net assets	$17,676,421	$(7,556,594)	$25,233,015	334%
The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended September 30, 2019 and 2018. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended September 30, 2019 and 2018:

	2019	2018
Balance at July 1,	$188,397,206	$190,303,387
Realized gain on matured policies	45,753,913	16,794,590
Unrealized gain/(loss) on assets held	(23,745,889)	(22,261,356)
Change in estimated fair value	22,008,024	(5,466,766)

Matured policies, net of fees	(54,271,732)	(19,153,583)
Premiums paid	10,906,047	14,103,964
Balance at September 30,	$167,039,545	$179,787,002
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
Expenses

	Three Months Ended September 30,
	2019	2018	Change	% Change
Interest	$265,113	737,574	$(472,461)	(64)%
Administrative and filing fees	255,227	265,603	(10,376)	(4)%
Legal fees	507,036	419,533	87,503	21%
Professional fees	1,091,609	706,305	385,304	55%
Other general and administrative	2,585,586	63,509	2,522,077	3,971%
Total expenses	$4,704,571	$2,192,524	$2,512,047	115%
The increase in total expenses of $2.5 million is primarily due to the amount owed to the Vida Capital, Inc for termination of the policy services provided by it to the Trust and additional professional services due to the transition of the Trust management and changes in Trust operations. The additional expenses are offset by a decrease in interest expense due to the pay down of the notes payable balance.
Results of Operations for the Partnership
The net increase in net assets for the three months ended September 30, 2019 was $10.1 million as compared to a net decrease in net assets of $4.7 million for the same period in the last year.
The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Results of Operations for the Trust
Net increase in net assets for the nine months ended September 30, 2019 was $52.1 million as compared to a net decrease in net assets of $84.0 million for the same period last year. The following are the components of net change in net assets resulting from operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
	2019	2018	Change	% Change
Income (loss)	$62,355,105	$(76,408,698)	$138,763,803	182%
Expenses	10,226,877	7,600,971	2,625,906	35%
Increase (decrease) in net assets	$52,128,228	$(84,009,669)	$136,137,897	162%
The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.
The following table provides a roll-forward of the fair value of life insurance policies for the nine months ended September 30, 2019 and 2018:

	2019	2018
Balance at January 1,	$186,251,760	$272,140,787
Realized gain on matured policies	89,521,377	44,831,548
Unrealized loss on assets held	(28,098,856)	(122,508,724)
Change in estimated fair value	61,422,521	(77,677,176)

Matured policies, net of fees	(110,659,050)	(56,240,462)
Premiums paid	30,024,314	41,563,853
Balance at Balance at September 30,	$167,039,545	$179,787,002
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

Expenses

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Interest	858,885	2,807,970	(1,949,085)	(69.4)%
Administrative and filing fees	763,918	781,143	(17,225)	(2.2)%
Legal fees	1,801,818	1,488,088	313,730	21.1%
Professional fees	3,946,275	2,123,576	1,822,699	85.8%
Other general and administrative	2,855,981	400,194	2,455,787	613.6%

Total expenses	10,226,877	7,600,971	2,625,906	34.5%
The increase in total expenses of $2.6 million is primarily due to the amount owed to the Vida Capital, Inc for termination of the policy services provided by it to the Trust and additional professional services due to the transition of the Trust management and changes in Trust operations. The additional expenses are offset by a decrease in interest expense due to the pay down of the notes payable balance.
Results of Operations for the Partnership
The net increase in net assets for the nine months ended September 30, 2019 was $31.7 million as compared to a net decrease in net assets of $56.1 million for the same period in the last year.
The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no federal tax expenses nor benefit for the nine months ended September 30, 2019 and 2018. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.
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
To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There was no amount outstanding under the Veritex Credit Facility at September 30, 2019.
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
The Position Holder Trust was authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.0% per annum and maturing in 2031. As of September 30, 2019, there were $30.7 million of New IRA Notes outstanding. Interest is payable annually in December.
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
In the first nine months of 2019, there was a conversion of notes payable to units of $221,747 based on changes to election for certain unit holders which were in dispute and resolved through settlement, mediation or court order.
On August 1, 2019, the Trust made a principal and interest payment of $5.7 million to the New IRA note holders from the sinking fund. After the Trust made the payment the principal amount of the note reduced to $30.7 million and the number of security holders decreased to 1,123. The Trust has the authority to make these payments early under the New IRA notes. The Trust will make the remaining interest payment for the current year for the New IRA notes in December 2019. The Trust will now make a principal payment to the IRA note holders along with the appropriate interest payment from the sinking fund each year.
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

Liquidity and Financial Condition
At September 30, 2019, the Position Holder Trust had $82.4 million of cash primarily consisting of $48.4 million held to pay Policy premiums on behalf of Trust and the continuing fractional holders, $8.9 million held to pay maturities collected and owed to current fractional holders, $24.3 million held as collateral deposits on debt, and $0.8 million was available to pay for operating expenses of the Trust.
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
The Trust’s maturities receivable increased by $20.3 million from $24.1 million at December 31, 2018, to $44.4 million at September 30, 2019. The increase was mainly attributable to the timing of maturities of insurance contracts during the nine month period.
The Trust’s total outstanding liabilities decreased by $20.7 million from $93.7 million at December 31, 2018, to $73.0 million at September 30, 2019. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable, premium liability, maturity liability and assumed tax liability.
During the nine months ended September 30, 2019 and 2018, the Position Holder Trust paid premiums on Policies totaling $30.0 million and $41.6 million, respectively on the PHT Portfolio. Also, for the nine months ended September 30, 2019 and 2018, there were maturities received of $110.7 million and $56.2 million, respectively.
The Position Holder Trust paid $9.9 million and $22.5 million of its outstanding notes payable during the nine months ended September 30, 2019 and September 30, 2018, respectively.
On November 1, 2019, the Trust announced in its newsletter the Board and Trustee's decision to make an initial distribution of approximately $20.0 million to the holders of units in the Trust and in the IRA Partnership. The distribution will be made on November 15, 2019 based on the number of units held by the unit holder minus any liens that the unit holder may have against them for unpaid premiums.
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

Off-Balance Sheet Arrangements
As of September 30, 2019, and December 31, 2018, the Trust and Partnership had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of September 30, 2019, we did not hold a material amount of financial instruments for trading purposes.
Credit Risk
Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of September 30, 2019.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.7%	13.2%	A+
Transamerica Financial Life Insurance	9.8%	13.3%	A+
Interest Rate Risk
The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending September 30, 2019, did not impact the Trust’s operations.
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
Dated: November 12, 2019

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee