Form 10-K
period 2019-12-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2020-03-11
CIK 1692144, 1705222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended December 31, 2019
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
The Bankruptcy
The Trust and IRA Partnership were formed pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al., dated as of October 27, 2016, known as the “Plan,” which was confirmed by the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on November 1, 2016. The Plan became effective on December 9, 2016.
The primary purpose of the Trust is to liquidate the assets of the Debtors in a manner calculated to conserve, protect and maximize the value of the assets and to distribute the proceeds thereof to the Investors. The Position Holder Trust was established by the Bankruptcy Court as a liquidating trust, treated as a grantor trust for state law and federal income tax purposes. It has no authority to engage in the conduct of a trade or business, except to the extent reasonably necessary and consistent with its liquidating purpose. Upon completion of their liquidating purposes, the Trust and the IRA Partnership will be dissolved.
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
The Plan became effective on December 9, 2016. Under the Plan, three new legal entities were created to implement the provisions of the Plan and to take required actions under the Plan:
•Life Partners Position Holder Trust – The Position Holder Trust is a liquidating trust that owns the legal title to, and together with the Continuing Fractional Interest Holders, essentially all beneficial and equitable title in the Policies. The Trust will distribute the liquidation proceeds of those assets to the Trust beneficiaries and Continuing Fractional Interest Holders. In satisfaction of their respective claims against the Debtors, the Trust issued: (i) “Continuing Fractional Interests” to the holders of Fractional Interests who elected to continue their previous Fractional Interests in particular life insurance policies. (ii) beneficial interests called “Position Holder Trust Interests” to the holders of Fractional Interests who elected to pool their positions under the Position Holder Trust and (iii) new secured 15-year promissory notes to the IRA Holders, called “New IRA Notes,” secured by the right to receive payment from a sinking fund established under the Plan.
•Life Partners IRA Holder Partnership, LLC – The IRA Partnership is a Texas limited liability company that issued limited liability company interests to certain IRA Holders in satisfaction of claims against the Debtors. The IRA Partnership holds Position Holder Trust interests that permit holders of IRA Partnership interests to receive proceeds from the liquidation of the Position Holder Trust. The IRA Partnership engages in no other business activity.
•The Creditors’ Trust – The Plan also gave Investors an option to rescind their purchase of a Fractional Position and become holders of a Creditors’ Trust Interest. Life Partners Creditors’ Trust ("Creditors' Trust") is a liquidating trust that will (a) pursue litigation and other causes of action assigned to it under the Plan and (b) distribute the net proceeds collected by it to the holders of interests in the Creditors’ Trust. The Creditors’ Trust is administered by a different trustee.
Financing for the Position Holder Trust
Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc. (“Vida”), provided a $55 million financing facility (“Exit Loan Facility”) on December 9, 2016 to provide for consummation of the reorganization transactions contemplated by the Plan. The Exit Loan Facility was paid in full and terminated in January 2019.
Another Vida affiliate, the Vida Longevity Fund, LP, also provided a $25 million two-year revolving line of credit (“Revolving Line of Credit”) on December 9, 2016. The Revolving Line of Credit was paid in full and terminated in January 2019.
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

Eduardo S. Espinosa was initially appointed by the Bankruptcy Court to serve as Trustee of the Position Holder Trust and as the Manager of the IRA Partnership. The Plan also established a Position Holder Trust Governing Trust Board comprised of five members (“Governing Trust Board”): Bert Scalzo, Robert L. Trimble, Mark Redus, Philip R. Loy and Nate Evans. The members of the Governing Trust Board also serve as members of the Advisory Committee of the IRA Partnership (“Advisory Committee”), and as members of the trust board for the Creditors’ Trust. The business experience and other information concerning the Trustee and each member of the Governing Trust Board is included in Item 10 below. On August 24, 2018, Marc Redus resigned as a member of the Governing Trust Board. Effective the same day Brent Berry was voted on to the Governing Trust Board to replace Marc Redus. On January 15, 2019, Nate Evans resigned as a member of the Governing Trust Board. Effective March 25, 2019, Glenda Pirie was voted on to the Governing Trust Board to replace Nate Evans. On December 3, 2018, Eduard S. Espinosa was terminated by the Governing Trust Board and replaced with Michael J. Quilling as Trustee. The Board’s decision to replace Mr. Espinosa was executed for convenience pursuant to §6.3(a) of the Trust Agreement and not for Cause, as defined in the Trust. See Item 10. Directors, Executive Officers and Corporate Governance for further information on the current Trustee and Governing Trust Board members.
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
The Trust and IRA Partnership have no employees, and none are expected in the future. Vida was appointed as the servicing company under the Plan in connection with the maintenance and collection of benefits of the Policies and to provide investor account services, including maintaining the ownership registers for the Continuing Fractional Interests, Position Holder Trust Interests and IRA Partnership interests. As permitted under the Plan, Vida has subcontracted the servicing agreement to its subsidiary, Magna Servicing, LLC (“Subservicer” or “Servicing Company”). Pursuant to the servicing agreement, fees for servicing the Policies will be paid out of the death benefits paid on Policies that mature in an amount equal to 2.65% of the death benefits paid (“Servicing Fee”). As of September 10, 2019, the Life Partners Position Holder Trust has entered into an agreement with Vida Capital, Inc. and Magna Servicing LLC to effectuate a termination of the policy services provided by them to the Trust, effective October 31, 2020. Pursuant to the agreement, the Trust will pay Vida Capital, Inc. an early termination fee of $2.5 million. As part of the agreement the Trust paid $2.0 million and accrued the remaining $0.5 million of the termination fee as of December 31, 2019. Starting October 31, 2020 a new policy servicing company will take over the responsibility of policy services.

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
Subject to the discretion of the Trustee and the Governing Trust Board, the Servicing Company may provide Policy data and data relating to premiums and maturity funds on a secure Servicing Company website. The data is expected to be updated monthly or as frequently as practical. Policies that mature would be listed with the Policy ID, death benefit and maturity date, as well as an indication if the proceeds have been received.
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
Upon maturity of a Policy, the Continuing Fractional Interest Holders relating to the Policy will be entitled to receive the Policy proceeds allocable to each (i.e., 95% of the proceeds payable with respect to each original fractional interest relating to the Policy). The Policy proceeds paid to a Continuing Fractional Interest Holder will be reduced by: (1) the Servicing Fee payable with respect to each such Continuing Fractional Interest, (2) any premium amount advanced by the Position Holder Trust prior to the date of death that is not refunded as a result of the Policy’s maturity, and (3) any other out of pocket cost incurred by the Trust in the process of collection of maturity proceeds.
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

On August 1, 2019 the Trust redeemed in full all New IRA Notes having a balance of $5,000 or less and made partial redemptions of all remaining Notes equal to 2/15ths of the original balance of the New IRA Notes. The total amount paid was $5.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose were used. On December 15, 2019 the Trust redeemed in full all New IRA Notes having a balance of $7,500 or less and made partial redemptions of all remaining Notes equal to an additional 2/15th of the outstanding balance of the New IRA Notes. Accrued interest on all New IRA Notes through the redemption dates was paid as well. The total amount paid in connection with the second redemption was $5.9 million again using only funds out of the sinking fund.

Portfolio Information
As of December 31, 2019, the aggregate portfolio (“Portfolio”) administered by the Trust (including Continuing Fractional Interests) consisted of 2,896 Policies of which 483 are life settlement policies and 2,413 are viaticals. Life settlements refer herein to life insurance policies on persons without any particular diagnosis of a terminal illness, while viaticals refer to policies in which the insured had been diagnosed with a terminal illness. As of December 31, 2019, the Portfolio’s aggregate face value was $1.7 billion, of which $1.5 billion was attributable to life settlements and $243.0 million was attributable to viaticals. As of December 31, 2019, the Portfolio’s aggregate fair value was $274.7 million, of which $269.7 million was attributable to life settlements and $5.0 million was attributable to viaticals. See, “Policy Valuation Methodology” below.
The 20 insurance companies representing the largest aggregate positions in the Portfolio as of December 31, 2019 are listed below:

Value Rank	Insurance Company	Carrier Rating	Aggregate Face Value		Aggregate Fair Value
1	The Lincoln National Life Insurance Company	A+ (Superior)	$189,549,915	11.0%	$35,139,600	12.8%
2	Transamerica Financial Life Insurance Company	A (Excellent)	167,272,406	9.7%	33,771,702	12.3%
3	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	130,857,696	7.6%	23,789,592	8.7%
4	AXA Equitable Life Insurance Company	A (Excellent)	118,697,467	6.9%	15,987,546	5.8%
5	John Hancock Life Insurance Company of New York	A+ (Superior)	63,350,000	3.7%	15,841,999	5.8%
6	American General Life Insurance Company	A (Excellent)	93,266,405	5.4%	15,731,824	5.7%
7	Lincoln Life & Annuity Company of New York	A+ (Superior)	77,120,000	4.5%	15,208,273	5.5%
8	Transamerica Life Insurance Company	A (Excellent)	54,713,836	3.2%	13,656,930	5.0%
9	Massachusetts Mutual Life Insurance Company	A++ (Superior)	64,184,839	3.7%	13,112,611	4.8%
10	Lincoln Benefit Life Company	A- (Excellent)	46,725,000	2.7%	6,390,611	2.3%
11	United States Life Insurance Company in the City of New York	A (Excellent)	27,520,860	1.6%	6,136,234	2.2%
12	PHL Variable Insurance Company	B (Fair)	35,932,225	2.1%	5,568,126	2.0%
13	Delaware Life Insurance Company	A- (Excellent)	32,967,866	1.9%	5,470,037	2.0%
14	New York Life Insurance and Annuity Corporation	A++ (Superior)	38,705,000	2.2%	5,384,004	2.0%
15	ReliaStar Life Insurance Company	A (Excellent)	36,314,412	2.1%	5,242,185	1.9%
16	Pacific Life Insurance Company	A+ (Superior)	26,676,221	1.5%	5,136,031	1.9%
17	The Penn Mutual Life Insurance Company	A+ (Superior)	19,935,448	1.2%	4,867,414	1.8%
18	Security Life of Denver Insurance Company	NR (Not Rated)	33,511,287	1.9%	4,774,756	1.7%
19	Ameritas Life Insurance Corp. of New York	A (Excellent)	23,875,000	1.4%	4,131,650	1.5%
20	John Hancock Variable Life Insurance Company	NR (Not Rated)	24,300,000	1.4%	4,047,496	1.5%
			$1,305,475,883	75.7%	$239,388,621	87.2%

As of December 31, 2019, the Position Holder Trust’s portion of the Portfolio (“PHT Portfolio”), consisted of 2,896 Policies of which 483 are life settlement policies and 2,413 are viaticals. The PHT Portfolio is a subset of the Portfolio. The PHT Portfolio’s aggregate face value as of December 31, 2019, was $1.1 billion, of which $938.2 million was attributable to life settlements and $191.3 million was attributable to viaticals, and its aggregate fair value was $172.2 million of which $168.7 million was attributable to life settlements and $3.5 million was attributable to viaticals.
The 20 insurance companies representing the largest aggregate positions in the PHT Portfolio as of December 31, 2019 are listed below:

Value Rank	Insurance Company	Carrier Rating	Aggregate Face Value		Aggregate Fair Value
1	Transamerica Financial Life Insurance Company	A (Excellent)	$108,831,457	9.6%	$21,874,305	12.7%
2	The Lincoln National Life Insurance Company	A+ (Superior)	117,263,434	10.4%	21,348,192	12.4%
3	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	78,306,935	6.9%	14,312,129	8.3%
4	AXA Equitable Life Insurance Company	A (Excellent)	76,626,510	6.8%	10,367,645	6.0%
5	John Hancock Life Insurance Company of New York	A+ (Superior)	41,292,800	3.7%	10,227,295	5.9%
6	Lincoln Life & Annuity Company of New York	A+ (Superior)	49,950,105	4.4%	9,829,969	5.7%
7	American General Life Insurance Company	A (Excellent)	59,936,685	5.3%	9,555,885	5.5%
8	Transamerica Life Insurance Company	A (Excellent)	36,257,204	3.2%	9,233,309	5.4%
9	Massachusetts Mutual Life Insurance Company	A++ (Superior)	38,576,979	3.4%	7,842,641	4.6%
10	Lincoln Benefit Life Company	A- (Excellent)	30,012,867	2.7%	4,142,492	2.4%
11	PHL Variable Insurance Company	B (Fair)	23,015,924	2.0%	3,553,379	2.1%
12	United States Life Insurance Company in the City of New York	A (Excellent)	16,306,048	1.4%	3,435,907	2.0%
13	Delaware Life Insurance Company	A- (Excellent)	21,976,633	1.9%	3,434,795	2.0%
14	ReliaStar Life Insurance Company	A (Excellent)	23,504,701	2.1%	3,284,047	1.9%
15	Security Life of Denver Insurance Company	NR (Not Rated)	21,963,400	1.9%	3,166,762	1.8%
16	Pacific Life Insurance Company	A+ (Superior)	16,420,013	1.5%	3,137,402	1.8%
17	The Penn Mutual Life Insurance Company	A+ (Superior)	12,419,102	1.1%	3,049,356	1.8%
18	New York Life Insurnace and Annuity Corporation	A++ (Superior)	23,103,121	2.0%	3,048,348	1.8%
19	Ameritas Life Insurance Corp. of New York	A (Excellent)	15,232,754	1.3%	2,616,082	1.5%
20	John Hancock Variable Life Insurance Company	NR (Not Rated)	14,947,817	1.3%	2,501,113	1.5%
			$825,944,489	72.9%	$149,961,053	87.1%

Approximately 90.8% of the Portfolio’s life insurance assets based on fair value were issued by insurance companies with an independently graded investment-grade credit rating of A- (Excellent) or better as of December 31, 2019. The overall composition of life insurance company credit exposure and the composite credit ratings as of December 31, 2019 are set forth below:

Number	Carrier Rating	% of Portfolio Face Value	% of Portfolio Fair Value	% of PHT Portfolio Face Value	% of PHT Portfolio Fair Value
214	A++ (Superior)	7.3%	7.3%	6.9%	6.7%
1,154	A+ (Superior)	39.7%	41.0%	39.5%	40.4%
1,184	A | A- (Excellent)	42.5%	42.5%	42.8%	43.4%
22	B++ (Good)	0.1%	—%	0.1%	—%
3	B+ (Good)	—%	—%	—%	—%
29	B (Fair)	2.3%	2.2%	2.3%	2.3%
2	C++ (Marginal)	—%	—%	—%	—%
288	NR (Not Rated)	8.1%	7.0%	8.4%	7.2%
2,896		100.0%	100.0%	100.0%	100.0%
The Portfolio consists of two types of interests: Position Holder Trust interests and Continuing Fractional Holder interests. Most Policies will have both interests because of the Debtors’ sale of fractional interests in the Policies. As of December 31, 2019, the Policy holdings of Position Holder Trust interests and Continuing Fractional Holder interests, as well as the aggregate face value and aggregate fair value, broken-out into the various age ranges is summarized below:

Insured's Age (between ages)	Number of Insured	Aggregate Face Value	Aggregate Fair Value	PHT	CFH
90-99	355	$1,081,109,344	$210,445,153	63%	37%
80-89	134	399,298,907	59,885,826	64%	36%
70-79	174	21,442,653	1,594,297	75%	25%
60-69	892	92,418,529	2,454,322	79%	21%
50-59	1,258	124,032,020	422,677	78%	22%
40-49	82	7,353,175	(68,067)	77%	23%
30-39	1	63,000	(1,442)	86%	14%
0-29	—	—	—	—	—
Totals	2,896	$1,725,717,628	$274,732,766
Policy Valuation Methodology
In assessing and determining the Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries. In 2017, the Portfolio’s value was estimated using an actuarially based probabilistic approach incorporating net cash flows and life expectancies. This approach applied a monthly mortality scale as generated by the specific life expectancy (LE) and/or a default mortality multiplier of each insured, which is used to project the Portfolio’s present value of net cash flows (death benefits less premium payments and 2.65% Servicing Company compensation). The mortality scale is actuarially rolled forward from the LE underwriting date to the valuation date. The Trust does not obtain current medical information for each insured, which would be necessary to update the LEs, due to the significant time and financial burden that would be required.
Accordingly, beginning in December 2017, as LEs became aged, less weight was applied to them and more weight was placed with the default mortality multiplier. A 25% discount was applied quarterly starting 21 months past the underwriting date until the aged LE date is fully discounted and replaced by the default mortality multiplier. A LE that was 24 to 26 months old had a 50% discount, a LE that is 27 to 29 months old was a 75% discount, and a LE greater than or equal to 30 months would solely use the default mortality multiplier. If a Policy did not have a LE, a default mortality multiplier was applied, based on the mortality tables developed by the U.S. Society of Actuaries. The mortality multipliers used are: 110% for males and 90% for females for the life settlements and 350% for the viaticals, regardless of gender.

Beginning in the second quarter of 2018, the Portfolio’s value was estimated using the probabilistic approach with no specific LE information. This approach better fits the policies’ cash flows (premium payments and death benefits) to a monthly mortality scale as generated by the specific mortality multiplier of each insured. This mortality scale is actuarially rolled forward from the policy settlement date to the valuation date. The Trust discounts these monthly cash flows with interest and survivorship back to our valuation date to arrive at an estimated Policies value. On a quarterly basis, the Trust compares compare actual mortalities to expected mortalities and refine the mortality multipliers as appropriate.
Future changes in the life expectancies and estimated cash flows could have a material effect on the Portfolio’s fair value, and the Trust’s financial condition and results of operations. See Note 6 to the accompanying financial statements included in Item 8. Financial Statements for additional information on the valuation of life insurance policies.
Dissemination of Information
The Position Holder Trust and IRA Partnership have designated the website at www.lpi-pht.com as the recognized channel of information distribution and a primary reference source for all matters pertaining to the Policies, the Trust Interests and the IRA Notes. The Trust and IRA Partnership routinely disseminate material information regarding the Policies by posting information and materials on the website. Holders of interests in the Trust and IRA Partnership, as well as other persons, are directed to the website www.lpi.pht.com for important information respecting the Policies, Trust and IRA Partnership. In November of 2018, the Governing Trust Board and the Trustee ceased production of a monthly newsletter that had previously been distributed through the website and determined that information previously provided through the newsletter would thereafter be posted directly to the website or contained in the public filings.
Item 1A. Risk Factors.
Not applicable.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Not applicable.
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

Sun Life Assurance Company of Canada v. Advance Trust and Life Escrow Services LTA, (ATLES), as Securities Intermediary, Civil Action No. 6:19-CV-670, filed November 19, 2019 in United States District Court for the Western District of Texas. Sun Life filed suit against ATLES, which, as the securities intermediary, holds title to the policy on behalf of the Trust, to void a $10 Million life insurance policy on the grounds that the policy was a stranger initiated policy without a valid insurable interest under Delaware law. The Trustee believes Sun Life’s suit to be without merit. Additionally, the Trustee believes Sun Life’s claim is barred by the Confirmation Order and Injunction in the bankruptcy action under which the Trust was formed and has filed a Motion in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division, Case No. 15-40289 mxm-11 for Order to Show Cause and for Contempt for Sun Life Assurance Company of Canada’s Violation of the Confirmation Injunction.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Registrants do not have a class of common equity outstanding. There is no trading market for the Position Holder Trust interests, Continuing Fractional interests or the IRA Partnership interests, which we collectively refer to as the “New Interests,” and none is expected to develop. The New Interests cannot be transferred unless the seller delivers an opinion of counsel (acceptable to the Trustee) that the proposed transfer (i) complies with all state and federal securities laws, (ii) will not cause the Trust or the IRA Partnership (as the case may be), to be required to register as an investment company and (iii) will not cause the Trust or the IRA Partnership to be taxed as a corporation. In addition, the Plan forbids the Trust from (a) listing the New Interests on any exchange or quotation system, (b) taking any action, directly or indirectly to develop a trading market, (c) acting as a broker/dealer or (d) disseminating information or otherwise facilitating trading activities.
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
On January 25, 2019, the Offer to Purchase expired. Trust unitholders tendered 44,039,564 Trust Interests and 59,971,429 Partnership Interests were tendered, but a significant portion of the interests tendered contained defects. Ultimately, 41,638,738 Trust Interests and 50,751,792 Partnership Interests were transferred to Anchorage and Contrarian. The unitholders were paid for their interest directly by Anchorage and Contrarian upon transfer.

On November 13, 2019, the Trust made a distribution to Unit holders for the amount of $20.0 million based on the holder's Pro Rata share of the outstanding Units.

The payment of distributions is at the discretion of our Trustee and the Governing Trust Board after taking into account various factors, including our financial condition, maturities, cash flows, premium requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of distributions, and other considerations that our Board deem relevant from time to time.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
The statements in this discussion and analysis concerning expectations regarding the Position Holder Trust’s and the IRA Partnership's future performance, liquidity and capital resources, as well as other non-historical statements are forward-looking statements that involve substantial risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward- looking statements, including the factors set forth below and elsewhere in this report:
•uncertainties and estimates related to the valuation of life insurance policy assets reflected on our financial statements.
•uncertainties and estimates related to our ability to make cash distributions in satisfaction of payment obligations as life insurance policies mature.
•the reliability of assumptions underlying our actuarial models, including life expectancy estimates.
•risks relating to the validity and enforceability of the life insurance policies in our portfolio.
•our reliance on information provided and obtained by third parties.
•increasing cost-of-insurance (premiums) on the life insurance contracts in our portfolio.
•our limited operating history. and
•general economic outlook, including prevailing interest rates.
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
Business Overview
The Position Holder Trust and the IRA Partnership came into existence on December 9, 2016, as a result of the Plan of Reorganization confirmed pursuant to the Chapter 11 bankruptcy proceeding initiated in 2015 by Life Partners Holdings, Inc. The Trust’s primary asset is its interest in a life insurance portfolio of 2,896 Policies, with an aggregate fair value of $274.7 million and an aggregate face value of approximately $1.7 billion at December 31, 2019. The Trust’s portion of the Portfolio has a fair value of $172.2 million and a face value of $1.1 billion at December 31, 2019. Adjustments in the calculation of aggregate fair value of the Portfolio may occur over time as maturities ensue in the Portfolio and life expectancies change.
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

The Trust and IRA Partnership have no employees, and none are expected in the future. Vida was appointed as the servicing company under the Plan in connection with the maintenance and collection of benefits of the Policies and to provide investor account services, including maintaining the ownership registers for the Continuing Fractional Interests, Position Holder Trust Interests and IRA Partnership interests. As permitted under the Plan, Vida has subcontracted the servicing agreement to its subsidiary, Magna Servicing, LLC (“Subservicer” or “Servicing Company”). Pursuant to the servicing agreement, fees for servicing the Policies will be paid out of the death benefits paid on Policies that mature in an amount equal to 2.65% of the death benefits paid (“Servicing Fee”). As of September 10, 2019, the Life Partners Position Holder Trust has entered into an agreement with Vida Capital, Inc. and Magna Servicing LLC to effectuate a termination of the policy services provided by them to the Trust, effective October 31, 2020. Pursuant to the agreement, the Trust will pay Vida Capital, Inc. an early termination fee of $2.5 million. As part of the agreement the Trust paid $2.0 million and accrued the remaining $0.5 million of the termination fee as of December 31, 2019. Starting October 31, 2020 a new policy servicing company will take over the responsibility of policy services.
Results of Continuing Operations
2019 Compared to 2018
Net increase in net assets for the year ended December 31, 2019 was $63.4 million as compared to a net decrease in net assets of $70.5 million for the same period last year. The following are the components of net change in net assets resulting from operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	Change

Income (loss)	$73,981,532	$(60,856,963)	$134,838,495
Expenses	10,575,682	9,673,691	901,991

Increase (decrease) in net assets	$63,405,850	$(70,530,654)	$133,936,504

The following table provides a roll-forward of the fair value of life insurance policies for the years ended December 31, 2019 and 2018:

	2019	2018

Balance at January 1,	$186,251,760	$272,140,787
Realized gain on matured policies	106,836,877	64,451,763
Unrealized gain (loss) on policies held	(35,629,018)	(126,667,533)
Change in estimated fair value	71,207,859	(62,215,770)

Matured policies, net of fees	(129,965,627)	(80,328,756)
Premiums paid	44,748,742	56,655,499
Balance at December 31,	$172,242,734	$186,251,760
The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized gains (losses) on policies which are affected by unwinding the discount over time, and changes in valuation assumptions, including mortality, cost of insurance and discount rates. Based upon our planned comparison of actual maturities to projected maturities, management elected to discontinue the use of LEs in favor of default mortality multipliers based on the 2015 Valuation Basic Table which increased the unrealized loss in 2018.
The Trust now uses mortality multipliers as its exclusive method of estimating longevity. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements in Item 8. Financial Statements for more information on the valuation of life insurance policies.
Expenses
Below is a comparison of expenses from 2019 to 2018.

	Years Ended December 31,
	2019	2018	$ Change	% Change

Interest expense	$861,738	$3,278,635	$(2,416,897)	(74)
Legal fees	2,207,395	2,037,630	169,765	8
Administrative and filing fees	1,036,086	988,026	48,060	5
Insurance	156,628	156,454	174	—
Professional fees	5,008,744	2,794,667	2,214,077	79
Other general and administrative	1,305,091	418,279	886,812	212

Total expenses	$10,575,682	$9,673,691	901,991	9
The increase in total expenses of $0.9 million is primarily due to the fees totaling $2.5 million to Vida Capital, Inc for termination of the policy services provided by it to the Trust (see Item 1. Description of Business, "Administration and Operations") and additional professional services due to the transition of the Trust management and changes in Trust operations. The additional expenses are offset by a decrease in interest expense due to the pay down of the notes payable balance and recovery of accounts receivable totaling $1.6 million which was previously considered unrecoverable.
Interest expense for the years ended December 31, 2019 and 2018 primarily consisted of interest related to two notes payables. See, Note 5 “Notes Payable” to the accompanying financial statements in Item 8 for more information on the notes payable.

On November 13, 2019, the Trust made a distribution to Unit holders for the amount of $20.0 million based on the holder's Pro Rata share of the outstanding Units.

Results of Operations for the Partnership - 2019
The net increase in net assets for the year ended December 31, 2019 was $38.2 million as compared to a net decrease in net assets of $48.7 million for the same period in the last year.
The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.
On November 13, 2019 the Partnership made a distribution of $12.1 million based on its share of the distribution from the Trust.
2018 Compared to 2017
Net decrease in net assets for the year ended December 31, 2018 was $70.5 million as compared to a net increase in net assets of $35.2 million for the period ended December 31, 2017. The following are the components of net change in net assets resulting from operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	Change

(Loss) Income	$(60,856,963)	$50,602,809	$(111,459,772)
Expenses	9,673,691	15,410,975	(5,737,284)

(Decrease) Increase in net assets	$(70,530,654)	$35,191,834	$(105,722,488)
The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. The primary increase in income is due to the change in valuation of the investment portfolio as described in Item 8. Financial Statements, Note 6 “Fair Value Measurements” in the accompanying financial statements.
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

Expenses
Below is a comparison of expenses from 2018 to 2017.

	Years Ended December 31,
	2018	2017	$ Change	% Change

Interest	$3,278,635	$7,083,398	$(3,804,763)	(54)
Administrative and filing fees	988,026	177,716	810,310	456
Insurance	156,454	105,100	51,354	49
Legal fees	2,037,630	3,649,790	(1,612,160)	(44)
Professional fees	2,794,667	3,744,007	(949,340)	(25)
Other general and administrative expenses	418,279	650,964	(232,685)	(36)

Total expenses	$9,673,691	$15,410,975	$(5,737,284)	37
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
Interest expense for the years ended December 31, 2018 and 2017 primarily consisted of interest related to two note payables.
Results of Operations for the Partnership - 2018
The net decrease in net assets for the year ended December 31, 2018 was $48.7 million as compared to a net increase in net assets of $11.3 million for the year ended December 31, 2017.
The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.
Investing Activities
During the year ended December 31, 2019, the Position Holder Trust paid premiums on Policies totaling $44.7 million on the PHT Portfolio. In addition, the Trust received $130.0 million from the maturity of life settlements during the year ended December 31, 2019. During the year ended December 31, 2018, the Position Holder Trust paid premiums on Policies totaling $56.7 million on the PHT Portfolio and received maturities of life settlements of $80.3 million.
Financing Activities
The Position Holder Trust paid $16.5 and $31.0 million of its outstanding notes payable during the years ended December 31, 2019 and 2018, respectively.
On November 13, 2019, the Trust made a distribution to Unit holders for the amount of $20.0 million based on the holder's Pro Rata share of the outstanding Units.
Off-Balance Sheet Arrangements
As of December 31, 2019, and 2018, the Position Holder Trust and IRA Partnership had no off-balance sheet arrangements.

Liquidity and Capital Resources
Overview and Cash Flow
The principal source of the Trust’s operating liquidity is the Trust’s share of the death benefits from the maturity of life insurance policies, interest income and refund of premiums paid on behalf of others. The principal uses of that liquidity include payment of premiums on policies, liquidation of existing debt, payment of general and administrative expenses and distribution to the unit holders, if any.
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
Outstanding debt at December 31, 2019 was $25.8 million and included $24.9 million secured 15-year promissory note issued by the Trust to the IRA holders (“New IRA Notes”), and $0.9 million to the Chapter 11 trustee, as defined below. Outstanding debt at December 31, 2018 was $42.6 million and included $4.0 million of outstanding principal on the Vida Opportunity Fund, LP loan, $35.9 million of New IRA Notes, and $2.7 million to the Chapter 11 Trustee.
To provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. As of December 31, 2019 there is no outstanding balance for the revolving credit facility.
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

The Position Holder Trust was authorized to issue New IRA Notes in a principal amount of $63.7 million bearing interest at 3.0% per annum and maturing in 2031. The Trust ultimately issued $35.9 million of New IRA Notes in accordance with the Plan. As of December 31, 2019, there were $24.9 million of New IRA Notes outstanding. Interest is payable annually in December.
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

On August 1, 2019 the Trust redeemed in full all New IRA Notes having a balance of $5,000 or less and made partial redemptions of all remaining Notes equal to 2/15ths of the original balance of those Notes. The total amount paid was $5.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose were used. On December 15, 2019 the Trust redeemed in full all New IRA Notes having a balance of $7,500 or less and made partial redemptions of all remaining New IRA Notes equal to an additional 2/15th of the outstanding balance of those Notes. Accrued interest on all New IRA Notes through the redemption dates was paid as well. The total amount paid in connection with the second redemption was $5.9 million again using only funds out of the sinking fund.
In 2019 there was a conversion of notes payable to IRA Partnership and Trust units of $0.3 million based on changes to elections for certain unit holders which were in dispute and resolved through settlement, mediation or court order.
Other Notes Payable

On March 28, 2017, the Bankruptcy Court allowed $5.5 million to be paid as compensation for the services rendered by H. Thomas Moran as the Chapter 11 trustee, with fifty percent (50%), or $2.8 million, paid promptly. The remaining amount is to be paid in cash pursuant to the terms of an unsecured promissory note issued by the Trust (the “Moran Note”). The note does not bear interest and the principal amount was scheduled to be paid in three equal annual installments on January 1 of 2019, 2020 and 2021, with the full principal amount paid no later than December 30, 2021, or in full on or after January 1, 2019. On January 11, 2019 the Trust paid the first installment and on December 27, 2019 the Trust paid the second installment. Subsequent to the end of the reporting period, on January 27, 2020 the Trust paid the final installment and the note has now been completely satisfied.
Liquidity
At December 31, 2019, the Position Holder Trust had $80.8 million of cash primarily consisting of $56.2 million held to pay Policy premiums on behalf of the Trust and the continuing fractional holders, $8.9 million held to pay maturities collected and owed to current fractional holders, $14.9 million held as collateral deposits on debt, and $0.8 million was available to pay for operating expenses of the Trust. At December 31, 2018, the Position Holder Trust had $51.9 million of cash primarily consisting of $32.1 million held to pay Policy premiums on behalf of the Trust and the continuing fractional holders, $14.3 million held to pay maturities collected and owed to current fractional holders, $4.8 million held as collateral deposits on debt, and $0.7 million was available to pay for operating expenses of the Trust.
The Trust’s total outstanding liabilities decreased by $23.6 million from $93.7 million at December 31, 2018, to $70.1 million at December 31, 2019. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable and a decrease in maturity liabilities.
During the years ended December 31, 2019 and 2018, the Position Holder Trust paid premiums on Policies totaling $44.7 million and $56.7 million, respectively on the PHT Portfolio. Also, for the years ended December 31, 2019 and 2018, there were maturities received of $124.5 million and $75.7 million, respectively.

The Position Holder Trust paid $16.5 million and $31.0 million of its outstanding notes payable during the years ended December 31, 2019 and 2018, respectively. There were no new financing activities during the years ended December 31, 2019 and 2018. Subsequent to the end of the reporting period, on January 27, 2020 the Trust paid the final installment on the note to the initial Trustee and the note has now been completely satisfied.

On November 13, 2019, the Trust made a distribution to Unit holders for the amount of $20.0 million based on the holder's Pro Rata share of the outstanding Units.

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
Critical Accounting Policies
Position Holder Trust
Investments in Life Insurance Policies
The Trust accounts for its interests, net of Continuing Fractional Interests, in life insurance policies at fair value in accordance with ASC 325-30, Investments in Insurance Contracts. Any resulting changes in fair value estimates are reflected in operations in the period the change becomes apparent.
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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At December 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $3.2 million and $10.0 million, respectively, and fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.
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
The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2019 or December 31, 2018.
The Trust assumed income tax liabilities of the Debtors at its inception which total approximately $2.9 million. In December 2019, the Trust made the final payment for the assumed income tax liability and the tax liability has now been completely satisfied.
Premium Liability
As of December 31, 2019, and December 31, 2018, the Trust holds $33.2 million and $33.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.
Maturity Liability
As of December 31, 2019, and December 31, 2018, the Trust holds $8.3 million and 14.3 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.
Distributions Payable

Distributions payable are distributions declared by the Trust pending payment.

Risks and Uncertainties
The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trusts forecasts, other cost of insurance increases are unilaterally imposed by the carrier. In the second quarter of 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. There is no additional impact in third and fourth quarters of 2018 or in the year 2019 from this carrier.
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
IRA Partnership
Equity Method Accounting
The Partnership accounts for its investment in the PHT using the equity method of accounting for its share of earnings or loss less distributions received. The Partnership and the Trust are closely connected, with a common trustee and common management. As a result of this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.
Earnings (losses) attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately $38.4 million at December 31, 2019 and $(48.6) million at December 31, 2018.
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
The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2019 or December 31, 2018.

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
Distributions Payable

Distributions payable are distributions declared by IRA Partnership pending payment.

Due to Life Partners Position Holders Trust

The Partnership does not have its own cash accounts, and its operating expenses and distributions to its Unit holders are paid on behalf of the Partnership by the Trust. The Partnership settles its liabilities to the Trust through reduction of the funds it receives from distributions made by the Trust.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. As of December 31, 2019, we did not hold any amount of financial instruments for trading purposes.

Item 8. Financial Statements
Index to Financial Statements
Life Partners Position Holder Trust
Life Partners IRA Holder Partnership, LLC

Report of Independent Registered Public Accounting Firm
To the Unit Holders, Trustee, and Governing Trust Board
Life Partners Position Holder Trust
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Life Partners Position Holder Trust (the "Trust") as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2019 and 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.
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
Auburn Hills, Michigan
March 11, 2020

LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS DECEMBER 31,

	2019	2018
Assets
Cash	$772,800	$672,138
Maturities receivable	29,547,497	24,111,204
Prepaids and other assets	237,066	481,575
Restricted cash and cash equivalents	79,989,380	51,221,993
Life insurance policies	172,242,734	186,251,760

Total assets	$282,789,477	$262,738,670

Liabilities
Notes payable	$25,771,182	$42,568,117
Assumed tax liability	—	1,957,240
Premium liability	33,183,289	33,189,624
Maturity liability	8,259,865	14,253,643
Accounts payable	216,169	643,472
Distributions payable	341,568	—
Accrued expenses	2,282,650	1,119,978

Commitments and Contingencies (Note 2)

Total liabilities	70,054,723	93,732,074

Net Assets	$212,734,754	$169,006,596
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2019	2018
Income
Change in fair value of life insurance policies	$71,207,859	$(62,215,770)
Other income	2,773,673	1,358,807
Total income (loss)	$73,981,532	$(60,856,963)
Expenses
Interest expense	$861,738	$3,278,635
Legal fees	2,207,395	2,037,630
Administrative and filing fees	1,036,086	988,026
Insurance	156,628	156,454
Professional fees	5,008,744	2,794,667
Other general and administrative	1,305,091	418,279

Total expenses	$10,575,682	$9,673,691

Net increase (decrease) in net assets resulting from operations	$63,405,850	$(70,530,654)
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF CHANGES IN NET ASSETS
YEARS ENDED DECEMBER 31,

	2019	2018
Net assets, beginning of year	$169,006,596	$238,941,388
Conversion of debt to units (Note 5)	322,323	595,862
Distributions to unit holders	(20,000,015)	—
Net increase (decrease) in net assets resulting from operations	63,405,850	(70,530,654)

Net assets, end of year	$212,734,754	$169,006,596
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENT OF CASH FLOWS YEARS ENDED
DECEMBER 31,

	2019	2018
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$63,405,850	$(70,530,654)
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(71,207,859)	62,215,770
Change in assets and liabilities:
Prepaids and other assets	244,509	(399,872)
Assumed tax liability	(1,957,240)	(286,062)
Premium liability	(6,335)	2,963,895
Maturity liability	(5,993,778)	(9,390,293)
Accounts payable	(427,303)	608,965
Assumed liabilities	—	(18,293)
Distributions payable	341,568	—
Accrued expenses	1,215,292	625,448
Net cash flows used in operating activities	(14,385,296)	(14,211,096)
Cash flows from investing activities:
Premiums paid on life settlements	(44,748,742)	(56,655,499)
Net proceeds from maturity of life settlements	124,529,334	75,656,086
Net cash flows provided by investing activities	79,780,592	19,000,587
Cash flows from financing activities:
Payments on notes payable	(16,527,232)	(31,000,000)
Distributions to unit holders	(20,000,015)	—
Net cash flows used in financing activities	(36,527,247)	(31,000,000)

Net increase (decrease) in cash	28,868,049	(26,210,509)

Cash and cash equivalents, beginning of year	51,894,131	78,104,640

Cash and cash equivalents, end of year	$80,762,180	$51,894,131

Supplemental cash flow information:
Cash	$772,800	$672,138
Restricted cash and cash equivalents	79,989,380	51,221,993

Total cash and cash equivalents	$80,762,180	$51,894,131

Cash paid for interest	$1,048,103	$3,177,567
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
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
In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy, pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of December 31, 2019, there were 9,678 holders of the 1,235,715,080 Units outstanding. As of December 31, 2018, there were 10,442 holders of the 1,237,019,204 Units outstanding. The Trust owns a portfolio of life insurance policies. A portion of the policies is encumbered by the economic interest of continuing fractional interest holders. As of December 31, 2019, the Trust’s portion of the portfolio consists of 2,896 life insurance policies, with a fair value of $172.2 million and an aggregate face value of approximately $1.1 billion. As of December 31, 2018, the Trust’s portion of the portfolio consisted of 3,037 life insurance policies, with a fair value of $186.3 million and an aggregate face value of approximately $1.3 billion. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the financial statements of the Trust.
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

On November 13, 2019, the Trust made a distribution to Unit holders for the amount of $20.0 million based on the holder's Pro Rata share of the outstanding Units.
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

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
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
The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At December 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $3.2 million and $10.0 million, respectively, and fully offset for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.
Maturities Receivable
Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred, but payment was not received as of the end of the reporting period.

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
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
Distributions Payable

Distributions payable are distributions declared by the Trust pending payment.
Income Taxes
No provision for state or Federal income taxes has been made as the liability for such taxes is attributable to the Unit holders rather than the Trust. The Trust is a grantor trust with taxable income or loss passing through to the Unit holders. In certain instances, however, the Trust may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due to Unit holders. Such payments on behalf of the Unit holders are deemed distributions of them.
The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2019 and 2018.
The Trust assumed income tax liabilities of the Debtors at its inception which totaled approximately $2.0 million as of December 31, 2018. In December 2019, the Trust made the final payment for the assumed income tax liability and the tax liability has now been completely satisfied.
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
Risks and Uncertainties
The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trusts forecasts, other cost of insurance increases are unilaterally imposed by the carrier. In the second quarter of 2018, one carrier increased the cost of insurance associated with its policies held by the Trust, representing about $188 million in face value, by approximately 45% over the prior cost of insurance. There is no additional impact in 2019 from this carrier.

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
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
The Trust maintains the majority of its cash and cash equivalents in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amounts as such in those cases the cash and cash equivalents are not insured.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820 among others: 1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy 2) The policy for timing of transfers between levels. The following disclosure requirements were part of the modifications in Topic 820:1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. The amendments also clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Lastly, the following disclosure requirements were added to Topic 820: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We have evaluated the methods and impact of adopting this new standard on our financial statements and believe it to be immaterial.

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
DECEMBER 31, 2019 AND 2018
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
Note 3 - Restricted Cash and Cash Equivalents
The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of December 31, 2019, and 2018, the Trust has $80.0 million and $51.2 million, respectively, in restricted cash and cash equivalents. The restricted cash and cash equivalents accounts are for: monies distributable to the fractional interest holders in policies that matured prior to the Plan becoming effective, maturities, premium reserves, premium obligations, and collateral deposits on debt.
Note 4 - Life Insurance Policies
As of December 31, 2019, the Trust owns an interest in 2,896 policies of which 483 are life settlement policies and 2,413 are viaticals. As of December 31, 2018, the Trust owned an interest in 3,037 policies of which 548 are life settlement policies and 2,489 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is $1.1 billion as of December 31, 2019 of which $938.2 million is attributable to life settlements and $191.3 million is attributable to viaticals. The PHT Portfolio’s aggregate face value is $1.3 billion as of December 31, 2018 of which $1.1 billion is attributable to life settlements and $203.1 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $172.2 million as of December 31, 2019 of which $168.7 million is attributable to life settlements and $3.5 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value was $186.3 million as of December 31, 2018 of which $182.0 million was attributable to life settlements and $4.3 million was attributable to viaticals.
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
December 31, 2019:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	32,546
2-3	5	4,956,008	1,243,470
3-4	79	106,480,951	26,699,382
4-5	194	401,541,262	81,093,500
Thereafter	2,617	616,520,712	63,173,836
Total	2,896	1,129,545,328	172,242,734

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
December 31, 2018:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	5,076
2-3	1	241,667	53,634
3-4	44	50,866,327	15,246,887
4-5	183	339,765,032	75,610,383
Thereafter	2,808	867,471,295	95,335,780
Total	3,037	$1,258,390,716	$186,251,760
Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of December 31, 2019, are as follows:

2020	$63,074,892
2021	65,483,103
2022	61,597,800
2023	56,599,136
2024	49,116,216
Thereafter	186,761,906
Total	$482,633,053
The amount of $482.6 million represents the estimated total future premiums payable by the Trust. The Trust is required to pay its portion to keep the life insurance policies in force during the life expectancies of all the underlying insured lives. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differ from the estimated life expectancies. If the continuing fractional holders default on their future premium obligations, the Trust’s premium liability may increase.
The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.

Note 5 - Notes Payable
On December 9, 2016, the Trust obtained a term loan (or the "Exit Loan Facility") from Vida Opportunity Fund, LP, an affiliate of Vida Capital, Inc., for $55.0 million. Interest accrued at 11% of outstanding balance per annum and was paid quarterly. Substantially all of the Trust’s assets collateralized the term loan. The Trust made principal payments of $31.0 million in 2018 leaving a balance outstanding on the term loan of $4.0 million at December 31, 2018. The maturity date of the term loan was December 9, 2018; however, an extension was agreed to until June 7, 2019. Effective as of January 17, 2019, the Position Holders Trust paid the remaining balance in full related to the Exit Loan Facility and terminated the $55.0 million Exit Loan Facility with Vida Opportunity Fund, LP. All liens and security interests of the lenders under the Exit Loan Facility have been terminated and released.
On December 9, 2016, the Trust entered into a revolving line of credit with Vida Longevity Fund, LP, an affiliate of Vida Capital, Inc., for $25.0 million. Interest accrues at 11% of outstanding balance and is paid quarterly. The line of credit matured on December 9, 2018, at which point there was no amount outstanding. As of December 31, 2018, there were no amounts outstanding on the line of credit and the line of credit facility was terminated in January 2019.
To provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2 year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum.

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
In accordance with the Plan, the Trust issued New IRA Notes of $35.9 million in exchange for claims against the Debtor’s estate and the incidental interests in life insurance policies. Those policies collateralize the Trust’s obligations under the notes. Interest accrues at 3% of outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the New IRA Notes, beginning in December 2017, the Trust is required to make annual payments to a sinking fund for the principal payment due at maturity. Such fund is included in restricted cash on the accompanying balance sheet.

On August 1, 2019 the Trust redeemed in full all New IRA Notes having a balance of $5,000 or less and made partial redemptions of all remaining notes equal to 2/15ths of the original balance of those notes. The total amount paid was $5.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose were used. On December 15, 2019 the Trust redeemed in full all New IRA Notes having a balance of $7,500 or less and made partial redemptions of all remaining New IRA Notes equal to an additional 2/15th of the outstanding balance of those notes. Accrued interest on all New IRA Notes through the redemption dates was paid as well. The total amount paid in connection with the second redemption was $5.9 million again using only funds out of the sinking fund.

In 2019 there was a conversion of notes payable to IRA Partnership and Trust units of $0.3 million based on changes to elections for certain unit holders which were in dispute and resolved through settlement, mediation or court order.

On March 28, 2017, the Trust, was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2018. The remaining balance is in the form of a note payable in the amount of $2.8 million and is due in three equal annual payments on January 1 beginning in 2019. The note does not bear interest as ordered by the Court, thus the note has been discounted by $0.2 million, based on an implied interest rate of 3%. On January 11, 2019 the Trust paid the first installment and on December 27, 2019 the Trust paid the second installment. Subsequent to the end of the reporting period, on January 27, 2020 the Trust paid the final installment and the note has now been completely satisfied.
Future scheduled principal payments on the long-term debt are as follows as of December 31, 2019:

Year ending December 31,	Note Payable
2020	$889,968
2021	—
2022	—
2023	—
2024	—
Thereafter	24,881,214
Total	$25,771,182

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

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
Level 3 — Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.
The balances of the Trust's assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, are as follows:

	As of December 31, 2019	As of December 31, 2018

Assets: Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$172,242,734	$186,251,760

Total Fair Value	$172,242,734	$186,251,760
Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	December 31, 2019	December 31, 2018

Fair Value	$172,242,734	$186,251,760

Face Value	$1,129,545,328	$1,258,390,716
Valuation Techniques	Discounted cash flow	Discounted cash flow
Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Discount rate range	24.7% - 25.7%	24.8% - 25.8%

Mortality assumptions - 2015 VBT mortality multipliers:
Life settlements	90% - 110%	90% - 110%
Viaticals	350%	350%
The life insurance policies’ fair value estimates were reduced significantly in 2018. The primary cause of the change was the use of standard mortality multipliers for all policies as opposed to using previous life expectancy estimates that were previously determined by the Debtor for certain policies. A secondary cause was the increase in the cost of insurance imposed by certain life insurance companies on a number of policies in the PHT Portfolio.
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

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
Through the first quarter of 2018, the PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as provided by third-party life expectancy providers when they were available. This approach applied a monthly mortality scale as generated by the specific life expectancy (“LE”) and/or a default mortality multiplier of each insured which was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation). The mortality scale was actuarially rolled forward from the LE underwriting date to the valuation date.
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
Because it had a number of LEs that were becoming aged and, thus, less reliable, the Trust began to incrementally phase out the LEs in favor of a mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries (“2015 VBT”) beginning in December 31, 2017. Accordingly, as the LEs aged, less weight would be applied to them and more weight would be placed with the default mortality multiplier. A 25% discount would be applied quarterly starting 21 months past the underwriting date until the aged LE date was fully discounted and replaced by the default mortality multiplier. A LE that is 24 to 26 months old would have a 50% discount, an LE that is 27 to 29 months old will have a 75% discount, and an LE greater than or equal to 30 months would only use the default mortality multiplier, as described below. If a policy did not have a LE, or the LE became aged, a default mortality multiplier was used, based on the 2015 VBT. The Trust eliminated reliance on its LEs in favor of the mortality multiplier by the second quarter of 2018.
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
Beginning in the second quarter of 2018, the PHT Portfolio’s value has been estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier based on the 2015 VBT. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation).
The mortality multipliers used in 2019 and 2018 are 110% for males and 90% for females the life settlements, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.
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
The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of December 31, 2019 and 2018. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
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
The tables below reflect the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimates increase by 5% or decrease by 5%, the change in estimated fair value of the life insurance policies would be as follows:

As of December 31, 2019 Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$188,372,343	$16,129,609
No change	4.8 years	$172,242,734	—
+5%		$155,482,251	$(16,760,483)

As of December 31, 2018 Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$202,547,381	$16,295,621
No change	5.2 years	$186,251,760	—
+5%		$169,348,101	$(16,903,659)

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
The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percent and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows:

As of December 31, 2019 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$163,300,406	$(8,942,328)
No change	$172,242,734	—
-2%	$182,200,298	$9,957,564

As of December 31, 2018 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$175,204,064	$(11,047,696)
No change	$186,251,760	—
-2%	$198,679,523	$12,427,763
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

LIFE PARTNERS POSITION HOLDER TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
Credit Exposure to Insurance Companies
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2019:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance Company	9.6%	12.7%	A+
The Lincoln National Life Insurance Company	10.4%	12.4%	A+
December 31, 2018:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
The Lincoln National Life Insurance	10.4%	13.4%	A+
Transamerica Financial Life Insurance	9.6%	13.1%	A+

Changes in Fair Value
The following table provides a roll-forward of the fair value of life insurance policies for the twelve months ended December 31, 2019 and 2018:

	2019	2018

Balance at January 1,	$186,251,760	$272,140,787
Realized gain on matured policies	106,836,877	64,451,763
Unrealized gain (loss) on policies held	(35,629,018)	(126,667,533)
Change in estimated fair value	71,207,859	(62,215,770)

Matured policies, net of fees	(129,965,627)	(80,328,756)
Premiums paid	44,748,742	56,655,499
Balance at December 31,	$172,242,734	$186,251,760
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Life Partners IRA Holder Partnership, LLC (the "Partnership") as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.
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
Auburn Hills, Michigan
March 11, 2020

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS
DECEMBER 31,

	2019	2018
Assets
Investment in Life Partners Position Holder Trust	$128,442,454	$102,164,149
Total assets	$128,442,454	102,164,149

Liabilities
Distributions payable	$234,292	$—
Due to the Life Partners Position Holder Trust	$54,740	$160,691
Total liabilities	$289,032	$160,691
Net assets	$128,153,422	$102,003,458
See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2019	2018
Income
Equity income (loss) from Life Partners Position Holder Trust	$38,353,720	$(48,588,366)
Expenses
Professional fees	34,992	125,170
Income tax expense	93,348	—
Increase (decrease) in net assets	$38,225,380	$(48,713,536)
See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS
YEARS ENDED DECEMBER 31,

	2019	2018

Net assets, beginning of year	$102,003,458	$150,716,994
Distributions to IRA Partnership unit holders	(12,075,416)	—
Increase (decrease) in net assets	38,225,380	(48,713,536)
Net assets, end of year	$128,153,422	$102,003,458
See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$38,225,380	$(48,713,536)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operations:
Change in investment in Life Partners Position Holder Trust	(38,353,720)	48,588,366
Change in assets and liabilities
Change in distributions payable	234,292	—
Change in due to/from Life Partners Position Holder Trust	(105,952)	125,170
Net cash provided by operating activities	—	—

Cash flows from investing activities:
Distributions from Life Partners Position Holder Trust	12,075,416	—
Net cash provided by investing activities	12,075,416	—

Cash flows from financing activities:
Distributions to IRA Partnership unit holders	(12,075,416)	—
Net cash used in financing activities	(12,075,416)	—

Net increase in cash	—	—

Cash at the beginning of the year	—	—
Cash at the end of the year	$—	$—
See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
Note 1 - Operations
The Life Partners IRA Holder Partnership, LLC ("IRA Partnership" or "Partnership") was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al. (the “Debtors”), dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on November 1, 2016. Life Partners Holdings, Inc. was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation. From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies. LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business. Life Partners and LPI Financial Services also filed for protection under Chapter 11 of the Bankruptcy Code.
In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust (the "Position Holder Trust" or "Trust"). The Partnership held 746,085,361 and 747,775,628 units as of December 31, 2019 and December 31, 2018, respectively, of the Trust’s outstanding units totaling 1,235,715,080 and 1,237,019,204 as of December 31, 2019 and December 31, 2018, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Partnership Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA Holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Position Holder Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.
Note 2 - Significant Accounting Policies
Equity Method Accounting
The Partnership accounts for its investment in the PHT using the equity method of its share of earnings or loss less distributions received. The Partnership and the Trust are closely connected, with a common trustee and common management. As a result of this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.
Earnings (losses) attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately $38.4 million at December 31, 2019 and $(48.6) million at December 31, 2018.

On November 13, 2019, the Trust made a distribution to Unit holders for the amount of $20.0 million. The Partnership's portion of the distribution was $12.1 million based on its Pro Rata share of the outstanding Units. Management has determined the distribution to be a return of capital. Subsequently, the Partnership distributed most of the funds received from the Trust to its Unit holders based on their Member Interests.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
The following table presents summarized Trust financial data:
Balance Sheet Data:

	December 31 2019	December 31, 2018
Life insurance policies	$172,242,734	$186,251,760
All other assets	110,546,743	76,486,910
Total Assets	$282,789,477	$262,738,670

Total Liabilities	$70,054,723	$93,732,074

Net Assets	$212,734,754	$169,006,596
Income Statement Data:

	December 31, 2019	December 31, 2018
Change in the fair value of life insurance policies	$71,207,859	$(62,215,770)
Other income	2,773,673	1,358,807
Total income (loss)	$73,981,532	$(60,856,963)

Total expenses	$10,575,682	$9,673,691

Net increase (decrease) in net assets resulting from operations	$63,405,850	$(70,530,654)
Distributions Payable

Distributions payable are distributions declared by the IRA Partnership pending payment.

Due to Life Partners Position Holders Trust

The Partnership does not have its own cash accounts, and its operating expenses and distributions to its Unit holders are paid on behalf of the Partnership by the Trust. The Partnership settles its liabilities to the Trust through reduction of the funds it receives from distributions made by the Trust.
Income Taxes
No provision for state or Federal income taxes has been made as the liability for such taxes is attributable to the members rather than the Partnership. The Partnership is a limited liability company with taxable income or loss passing through to the members. In certain instances, however, the Partnership may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due by members. Such payments on behalf of the members are deemed distributions to them.
The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2019 or December 31, 2018.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
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
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2019 to  provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-13(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The Trust and Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f). The Trust and Partnership carried out an evaluation under the supervision and with the participation of the Trust and Partnership’s management, including the Trust and Partnership’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Trust and Partnership’s internal control over financial reporting. The Trust and Partnership’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation.
The Trust and Partnership’s management concluded that the Trust and Partnership’s internal control over financial reporting was effective as of December 31, 2019.
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

NAME	AGE	POSITION
Michael J. Quilling	61	Trustee of Position Holder Trust and Manager of the IRA Partnership

Bert Scalzo	58	Governing Trust Board Member, Chairperson of the Governing Trust Board and Advisory Committee Member

Robert L. “Skip” Trimble	80	Governing Trust Board Member and Advisory Committee Member

Philip R. Loy	74	Governing Trust Board Member and Advisory Committee Member

Glenda Pirie	56	Governing Trust Board Member and Advisory Committee Member

Brent Berry	57	Governing Trust Board Member and Advisory Committee Member
The members of the Governing Trust Board also serve as the members of the Creditors’ Trust Governing Trust Board and as members of the Advisory Committee to the IRA Partnership. There are no family relationships between or among the Trustee or any of the members of the Governing Trust Board. Further, neither the Trustee nor any member of the Governing Trust Board over the previous ten years has: (1) had any bankruptcy petition filed by or against such person or any business entity of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. (2) had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses). (3) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities or (4) been subject to any determination or ruling found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission not subsequently reversed, suspended or vacated, finding such person to have violated a federal or state securities or commodities law.
There are no committees of the Governing Trust Board or of the Advisory Committee to the IRA Partnership. The business backgrounds and certain other information about the Trustee and the members of the Governing Trust Board are set forth below:
MICHAEL J. QUILLING – Trustee of Position Holder Trust and Manager of the IRA Partnership
Mr. Quilling was appointed by the Governing Trust Board on December 13, 2018 to replace Eduardo S. Espinosa and to serve as the Trustee of the Position Holder Trust and the sole Manager of the IRA Partnership. Mr. Quilling is an attorney and is the founding partner of Quilling Selander Lownds Winslett & Moser, PC. He has been appointed on numerous occasions by state and federal courts around the country to serve as a receiver for businesses and individuals including several companies involved in the fractionalized life settlement business. The Governing Trust Board selected him due to his substantial experience and knowledge of the life settlement industry.

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
GLENDA PIRIE – Member of the Governing Trust Board and Advisory Committee

Ms. Pirie was appointed to both Boards by the Governing Trust Board to fill the position vacated by the resignation of Mr. Evans. She was an investor in insurance policies sold by Life Partners and holds units in the Trust. She was a member of the Unsecured Creditors Committee during the bankruptcy proceedings and was very active in that role. She has substantial knowledge of the background and operations of the Trust. Mrs. Pirie brings to the board the perspective of the smaller investors of the trust.
BRENT BERRY – Member of the Governing Trust Board and Advisory Committee
Mr. Berry was appointed to both Boards by the Governing Trust Board to fill the position vacated by the resignation of Mr. Redus. He is a real estate investor and financial consultant. Previously he was a software executive and business consultant. He graduated from the University of Wisconsin with a degree in business management. Mr. Berry was selected due to his background and expertise in finance.

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
Financial Experts
As the Trust and the IRA Partnership are not operating entities except to the extent of the management of the liquidation of the Policies, the Governing Trust Board operates without an audit committee. The Board, through the Trustee and the Chief Accounting Officer, engages financial advisors with expertise in the valuation of the Policies.
Item 11. Executive Compensation

The compensation payable to the Trustee and members of the Governing Trust Board and Advisory Committee were approved by the Bankruptcy Court. The Trustee receives compensation of $500 per hour and expense reimbursement for services rendered in his capacity as Trustee and Manager of the IRA Partnership. The Governing Trust Board members receive an annual compensation set by a supermajority of the Governing Trust Board, in the amount of $85,000 (Board Chair) $75,000 (Vice-Chair) and $40,000 (other Board members) per annum, payable monthly in arrears. In addition, Governing Trust Board members receive reimbursement of reasonable and actual out-of-pocket expenses incurred in performing their duties and are entitled to engage their own legal counsel and advisors. The cost of such engagement is to be paid by the Creditors’ Trust and/or Position Holder Trust, as determined and allocated by the Governing Trust Board.
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
Item 14. Principal Accounting Fees and Services
Plante & Moran, PLLC, served as the independent registered public accounting firm for the Position Holder Trust and the IRA Partnership and audited their respective financial statements for the years ended December 31, 2019 and 2018.
Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees – Trust	$273,100	$293,770
Audit Fees - Partnership	27,500	27,262
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$300,600	$321,032

Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
Our financial statements identified in the accompanying Index to Financial Statements at page 22 herein are filed as part of this Annual Report on Form 10-K. (a)(2) Financial Statement Schedules:
The schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto. (a)(3) Exhibits:

Exhibit No.	Description
31.1***	Rule 13a-14(a) Certification - Quilling
31.2***	Rule 13a-14(a) Certification - Eilat
32.1***	Section 1350 Certification - Quilling
32.2***	Section 1350 Certification - Eilat

*** Filed herewith.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE PARTNERS POSITION HOLDER TRUST

Date : March 11, 2020	By:	/s/ Michael J. Quilling
Michael J. Quilling Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

Date : March 11, 2020	By:	/s/ Michael J. Quilling
Michael J. Quilling
Michael J. Quilling, Manager