Form 10-Q
period 2020-03-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2020-05-13
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

LIFE PARTNERS POSITIONS HOLDERS TRUST

LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash	$923,338	$772,800
Maturities receivable	22,853,083	29,547,497
Prepaids and other assets	186,777	237,066
Restricted cash and cash equivalents	87,240,685	79,989,380
Life insurance policies	178,822,344	172,242,734

Total assets	$290,026,227	$282,789,477

Liabilities
Notes payable	$24,881,214	$25,771,182
Premium liability	31,342,993	33,183,289
Maturity liability	7,743,619	8,259,865
Accounts payable	248,098	216,169
Distributions payable	251,062	341,568
Accrued expenses	2,822,925	2,282,650

Commitments and Contingencies (Note 2)

Total liabilities	67,289,911	70,054,723

Net assets	$222,736,316	$212,734,754
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$12,626,320	$15,761,303
Other income	259,123	196,835

Total income	12,885,443	15,958,138

Expenses
Interest expense	213,311	302,058
Administrative and filing fees	258,750	250,000
Legal fees	811,112	834,021
Professional fees	1,502,110	1,691,620
Other general and administrative	98,598	139,635

Total expenses	2,883,881	3,217,334

Increase in net assets resulting from operations	$10,001,562	$12,740,804
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$212,734,754	$169,006,596
Conversion of debt to units	—	(47,911)
Net increase in net assets resulting from operations	10,001,562	12,740,804

Net assets, end of period	$222,736,316	$181,699,489
Net asset value per unit:
Number of units	1,243,505,906	1,227,739,011
Net assets per unit	$0.18	$0.15
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,

	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,001,562	$12,740,804
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(12,626,320)	(15,761,303)
Change in assets and liabilities:
Prepaids and other assets	50,289	68,772
Assumed tax liability	—	(978,620)
Premium liability	(1,840,296)	(930,049)
Maturity liability	(516,246)	1,707,122
Accounts payable	31,929	410,826
Distribution payable	(90,506)	—
Accrued expenses	566,974	443,059
Net cash flows used in operating activities	(4,422,614)	(2,299,389)
Cash flows from investing activities:
Premiums paid on policies	(15,526,986)	(14,675,084)
Net proceeds from maturities of life settlements	28,268,110	24,915,775
Net cash flows provided by investing activities	12,741,124	10,240,691
Cash flows from financing activities:
Payments on notes payable	(916,667)	(4,916,667)
Net cash flows used in financing activities	(916,667)	(4,916,667)

Net increase in cash	7,401,843	3,024,635

Cash and cash equivalents, beginning of period	80,762,180	51,894,131

Cash and cash equivalents, end of period	$88,164,023	$54,918,766

Supplemental cash flow information:
Cash	$923,338	$849,024
Restricted cash and cash equivalents	87,240,685	54,069,742

Total cash and cash equivalents	$88,164,023	$54,918,766

Cash paid for interest	$26,796	$21,566

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
In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of March 31, 2020, and December 31, 2019, there were 9,716 and 9,678 holders of the 1,243,505,906 and 1,235,715,080 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,870 and 2,896 life insurance policies, with aggregate fair values of $178.8 million and $172.2 million and aggregate face values of approximately $1.1 billion and $1.1 billion at March 31, 2020, and December 31, 2019, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.
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
Covid-19 Pandemic Update
The novel coronavirus (COVID-19) outbreak did not have a material adverse effect on the Trust's operations for the first quarter of 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
The Trust does not believe the COVID-19 will have any material impact on timing of receipt of maturities. The Trust will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Trust's premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.
Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the financial statements of the Trust as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2019 and the Plan.

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
The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $3.2 million, which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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
The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2020, and December 31, 2019.
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
Recently Adopted Accounting Guidance
In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" which modified the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The update removed or modified some existing disclosure requirements and added other requirements including requiring disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty have been applied prospectively as of March 31, 2020 and December 31, 2019 for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments were applied retrospectively to all periods presented upon their effective date. There is no significant impact to the Trust's disclosures associated with the adoption of ASU 2018-13.
Accounting Guidance Not Yet Adopted
None
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

Note 3 - Restricted Cash and Cash Equivalents
The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of March 31, 2020, and December 31, 2019, the Trust has $87.2 million and $80.0 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, and collateral deposits.
Note 4 - Life Insurance Policies
As of March 31, 2020, the Trust owns an interest in 2,870 policies of which 470 are life settlement policies and 2,400 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.1 billion as of March 31, 2020 of which $0.9 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $178.8 million as of March 31, 2020 of which $174.0 million is attributable to life settlements and $4.8 million is attributable to viaticals.
As of December 31, 2019, the Trust owned an interest in 2,896 policies of which 483 are life settlement policies and 2,413 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.1 billion as of December 31, 2019 of which $0.9 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $172.2 million as of December 31, 2019 of which $168.7 million was attributable to life settlements and $3.5 million was attributable to viaticals.
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of March 31, 2020 and December 31, 2019:
As of March 31, 2020:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	33,134
2-3	7	6,641,466	2,144,809
3-4	74	96,706,937	24,381,542
4-5	193	421,423,814	87,342,134
Thereafter	2,595	599,760,266	64,920,725
	2,870	$1,124,578,878	$178,822,344

As of December 31, 2019:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	32,546
2-3	5	4,956,008	1,243,470
3-4	79	106,480,951	26,699,382
4-5	194	401,541,262	81,093,500
Thereafter	2,617	616,520,712	63,173,836
	2,896	$1,129,545,328	$172,242,734

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of March 31, 2020, are as follows:

2020	$49,279,936
2021	67,254,447
2022	63,434,679
2023	58,438,802
2024	50,742,670
Thereafter	192,225,170

Total	$481,375,704
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
Note 5 - Notes Payable
To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There are no amounts outstanding as of March 31, 2020.
In accordance with the Plan, the Trust issued New IRA notes of $35.9 million in December 2016 in exchange for claims against the Debtor’s estate and the incidental interests in life insurance policies. Those policies collateralize the Trust’s obligations under the notes. Interest accrues at 3% of outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the notes, beginning in December 2017, the Trust is required to make annual payments to a sinking fund for the principal payment due at maturity. Such fund is included in restricted cash on the accompanying balance sheet.
As of March 31, 2020, and December 31, 2019, the outstanding balances of the New IRA notes was $24.9 million. The sinking fund associated with these notes had balances of $2.3 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively.
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

Future scheduled principal payments on the long-term debt are as follows as of March 31, 2020:

Years Ending December 31,	Long-Term Debt
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	24,881,214

Total	$24,881,214

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
The balances of the Trust's assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, are as follows:

	As of March 31, 2020	As of December 31, 2019
Assets:
Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$178,822,344	$172,242,734

Total Fair Value	$178,822,344	$172,242,734

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	March 31, 2020	December 31, 2019
Fair Value	$178,822,344	$172,242,734

Face Value	$1,124,578,878	$1,129,545,328

Valuation Techniques	Discounted cash flow	Discounted cash flow

Unobservable Inputs	Discounted rate, Mortality assumptions	Discounted rate, Mortality assumptions

Weighted average discount rates
Life Settlements	23.6%	24.7%
Viaticals	25.6%	25.7%

Mortality assumptions - 2015 VBT mortality multipliers:
Life Settlements	90% - 100%	90% - 110%
Viaticals	350%	350%

In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries.
The following is a summary of the methodology used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy. The overall methodology did not change during the current or prior year.
The PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries ("VBT") as opposed to specific life expectancies of insureds as the mortality multipliers from the VBT provide more accurate longevity projections across the portfolio. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation).
As of March 31, 2020 the default mortality multipliers used are 100% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. As of December 31, 2019 the default mortality multipliers used are 110% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis. In first quarter of 2020, we have shifted from the Select tables to the Ultimate tables from the VBT, and we have appropriately changed the mortality multipliers to best fit experience. Changing the PHT Portfolio’s use to the 2015 VBT Ultimate table rather than applying the 2015 VBT Select table provides a flatter pattern amongst mortality claims and better aligns to the characteristics of lives in the Trust's portfolio. The overall impact to the PHT's Portfolio from the change from the 2015 VBT Select table to the 2015 VBT Ultimate table was a decrease in fair value of approximately $5.0 million.
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

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of March 31, 2020 and December 31, 2019. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.
Life expectancy sensitivity analysis
The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of March 31, 2020 and December 31, 2019 would be as follows:

As of March 31, 2020	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$194,653,176	$15,830,832
No change	4.8 years	$178,822,344	—
+5%		$162,381,250	$(16,441,094)

As of December 31, 2019	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$188,372,343	$16,129,609
No change	4.8 years	$172,242,734	—
+5%		$155,482,251	$(16,760,483)
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
Discount rate
The discount rate is another significant input in the fair value determination. The Trust’s estimate incorporates market factors, the size of the PHT's Portfolio, and various policy specific quantitative and qualitative factors including known information about the underlying insurance policy, its economics, the insured and the insurer.
The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2020 and December 31, 2019 would be as follows:

As of March 31, 2020	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$168,726,909	$(10,095,435)
No change	$178,822,344	—
-(2)%	$190,147,372	$11,325,028

As of December 31, 2019	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$163,300,406	$(8,942,328)
No change	$172,242,734	—
-(2)%	$182,200,298	$9,957,564
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
Credit Exposure to Insurance Companies
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of March 31, 2020:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.7%	12.5%	A+
The Lincoln National Life Insurance	10.0%	11.5%	A+
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2019:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.6%	12.7%	A+
The Lincoln National Life Insurance	10.4%	12.4%	A+

Changes in Fair Value
The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2020 and 2019:

	2020	2019
Balance at January 1,	$172,242,734	$186,251,760
Realized gain on matured policies	18,245,701	20,473,991
Unrealized losses on assets held	(5,619,381)	(4,712,688)
Change in estimated fair value	12,626,320	15,761,303
Matured policies, net of fees	(21,573,696)	(25,238,083)
Premiums paid	15,526,986	14,675,084
Balance at March 31,	$178,822,344	$191,450,064
Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$133,593,001	$128,442,454
Total assets	$133,593,001	$128,442,454
Liabilities
Distributions payable	$180,889	$234,292
Due to the Life Partners Position Holder Trust	$121,843	$54,740
Total liabilities	$302,732	$289,032
Net assets	$133,290,269	$128,153,422

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Income
Equity income from Life Partners Position Holder Trust	$5,150,547	$8,502,878
Expenses
Professional fees	13,700	18,461
State and local taxes	—	41,180
Increase in net assets resulting from operations	$5,136,847	$8,443,237

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net assets, beginning of period	$128,153,422	$102,003,458
Increase in net assets	5,136,847	8,443,237
Net assets, end of period	$133,290,269	$110,446,695
Net asset value per unit:
Number of units	745,831,204	747,774,432
Net assets per unit	$0.18	$0.15

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,

	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,136,847	$8,443,237
Adjustments to reconcile net increase in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	(5,150,547)	(8,502,878)
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	67,103	59,641
Net cash provided by operating activities	$53,403	$—

Cash flows from financing activities:
Distributions to IRA Partnership unit holders	(53,403)	$—
Net cash flows used in financing activities	$(53,403)	$—

Net change in cash	$—	$—
Cash, beginning of period	$—	$—
Cash, end of period	$—	$—

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
In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 745,831,204 and 746,634,100 units as of March 31, 2020 and December 31, 2019, respectively, of the Trust’s outstanding units totaling 1,243,505,906 and 1,235,715,080 as of March 31, 2020 and December 31, 2019, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of partnership interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.
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
Covid-19 Pandemic Update
The novel coronavirus (COVID-19) outbreak did not have a material adverse effect on the Partnership's operations for the first quarter of 2020. The extent to which the Partnership will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
The Partnership does not believe the COVID-19 will have any material impact on timing of receipt of maturities. The Partnership will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Partnership's premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.
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

The following table presents summary financial information for the Trust:
Balance Sheet Data

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Investment in life insurance policies	$178,822,344	$172,242,734
All other assets	111,203,883	110,546,743
Total assets	$290,026,227	$282,789,477
Total liabilities	$67,289,911	$70,054,723
Net assets	$222,736,316	$212,734,754

Income Statement Data

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$12,626,320	$15,761,303
Other income	$259,123	$196,835
Total income (loss)	$12,885,443	$15,958,138
Total expenses	$2,883,881	$3,217,334
Net increase in net assets resulting from operations	$10,001,562	$12,740,804

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
Income Taxes
No provision for State or Federal income taxes has been made as the liability for such taxes is attributable to the members rather than the Partnership. In certain instances, however, the Partnership may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due to members prior to any distributions. Such payments on behalf of the members are deemed distributions to them. The Partnership currently includes franchise taxes as part of the state and local tax expense.
The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2020 nor December 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion in conjunction with the financial statements and accompanying notes as well as the financial statements and the notes to those statements in our 2019 Form 10K. The statements in this discussion and analysis concerning expectations regarding Life Partners Position Holder Trust’s (“Position Holder Trust” or “Trust”) and the Life Partners IRA Holder Partnership, LLC’s (“IRA Partnership” or “Partnership”) future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. The actual results of the Trust and Partnership could differ materially from those suggested or implied by any forward-looking statements.
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
As of March 31, 2020, and December 31, 2019, there were 9,716 and 9,678 holders of the 1,243,505,906 and 1,235,715,080 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,870 and 2,896 life insurance policies, with aggregate fair values of $178.8 million and $172.2 million and an aggregate face values of approximately $1.1 billion and $1.1 billion at March 31, 2020, and December 31, 2019, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.
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
Covid-19 Pandemic Update
The novel coronavirus (COVID-19) outbreak did not have a material adverse effect on the Trust and Partnership's operations for the first quarter of 2020. The extent to which the Trust and Partnership will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
The Trust and Partnership do not believe the COVID-19 will have any material impact on timing of receipt of maturities. The Trust and Partnership will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Trust and Partnership's premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.

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
The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At March 31, 2020, and December 31, 2019, the allowance for doubtful accounts was $3.2 million, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.
Maturities Receivable
Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred, but payment was not yet received as of the reporting period.
Premium Liability
As of March 31, 2020, and December 31, 2019, the Trust holds $31.3 million and $33.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.
Maturity Liability
As of March 31, 2020, and December 31, 2019, the Trust holds $7.7 million and $8.3 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.
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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2020 or December 31, 2019.
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

Income Taxes
No provision for State or Federal income taxes has been made as the liability for such taxes is attributable to the members rather than the Partnership. In certain instances, however, the Partnership may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due to members prior to any distributions. Such payments on behalf of the members are deemed distributions to them. The Partnership currently includes franchise taxes as part of the state and local tax expense.
FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2020 nor December 31, 2019.
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
Results of Continuing Operations
As of March 31, 2020, the Trust owns an interest in 2,870 policies of which 470 are life settlement policies and 2,400 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.1 billion as of March 31, 2020 of which $0.9 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $178.8 million as of March 31, 2020 of which $174.0 million is attributable to life settlements and $4.8 million is attributable to viaticals.
The Policies were valued as of March 31, 2020 using a base or foundational discount rate of 12%, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 23.6% for life settlements and 25.6% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.
As of December 31, 2019, the Trust owned an interest in 2,896 policies of which 483 are life settlement policies and 2,413 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.1 billion as of December 31, 2019 of which $0.9 billion was attributable to life settlements and $0.2 million was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $172.2 million as of December 31, 2019 of which $168.7 million was attributable to life settlements and $3.5 million was attributable to viaticals.
The Policies were valued as of December 31, 2019 using a base or foundational discount rate of 12%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 24.7% for life settlements and 25.7% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Results of Operations for the Trust
Net increase in net assets for the three months ended March 31, 2020 was $10.0 million as compared to a net increase in net assets of $12.7 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	% Change
Income (loss)	$12,885,443	$15,958,138	$(3,072,695)	(19)%
Expenses	2,883,881	3,217,334	(333,453)	(10)%

Increase in net assets	$10,001,562	$12,740,804	$(2,739,242)	(21)%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended March 31, 2020 and 2019. The primary decrease in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.
The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2020 and 2019:

	2020	2019
Balance at January 1,	$172,242,734	$186,251,760
Realized gain on matured policies	18,245,701	20,473,991
Unrealized loss on assets held	(5,619,381)	(4,712,688)
Change in estimated fair value	12,626,320	15,761,303

Matured policies, net of fees	(21,573,696)	(25,238,083)
Premiums paid	15,526,986	14,675,084
Balance at March 31,	$178,822,344	$191,450,064
The change in estimated fair value of the Trust’s life insurance Policies includes realized gains (losses) on matured policies in addition to unrealized losses on policies which is affected by changes in valuation assumptions, including mortality and discount rates. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses

	Three Months Ended March 31,
	2020	2019	Change	% Change
Interest	213,311	302,058	$(88,747)	(29)%
Administrative and filing fees	258,750	250,000	8,750	4%
Legal fees	811,112	834,021	(22,909)	(3)%
Professional fees	1,502,110	1,691,620	(189,510)	(11)%
Other general and administrative	98,598	139,635	(41,037)	(29)%
Total expenses	$2,883,881	$3,217,334	$(333,453)	(10)%
The decrease in total expenses of $0.3 million is primarily due to decrease in professional fees and interest expense. The decrease in interest expense is due to pay down of notes payable balance, while decrease in professional services is due to increased efficiency.
Results of Operations for the Partnership
The net increase in net assets for the three months ended March 31, 2020 was $5.1 million as compared to a net increase in net assets of $8.4 million for the same period in the last year.
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

Capital
Loan Facilities
To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There was no amount outstanding under the Veritex Credit Facility at March 31, 2020.
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
As of March 31, 2020, and December 31, 2019, the outstanding balances of the New IRA notes was $24.9 million. The sinking fund associated with these notes had balances of $2.3 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively.
Other Notes Payable
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

Liquidity and Financial Condition
At March 31, 2020, the Position Holder Trust had $88.2 million of cash primarily consisting of $54.1 million held to pay Policy premiums on behalf of the Trust and the continuing fractional holders, $8.3 million held to pay maturities collected and owed to current fractional holders, $24.9 million held as collateral deposits on debt, and $0.9 million was available to pay for operating expenses of the Trust.

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
The Trust’s maturities receivable decreased by $6.6 million from $29.5 million at December 31, 2019, to $22.9 million at March 31, 2020. The decrease was mainly attributable to the timing of maturities of insurance contracts during the three month period.
The Trust’s total outstanding liabilities decreased by $2.8 million from $70.1 million at December 31, 2019, to $67.3 million at March 31, 2020. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable, premium liability, maturity liability and assumed tax liability.
During the three months ended March 31, 2020 and 2019, the Position Holder Trust paid premiums on Policies totaling $15.5 million and $14.7 million, respectively on the PHT Portfolio. Also, for the three months ended March 31, 2020 and 2019, there were maturities received of $21.6 million and $25.2 million, respectively.
The Position Holder Trust paid $0.9 million and $4.9 million of its outstanding notes payable during the three months ended March 31, 2020 and March 31, 2019, respectively.
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
Off-Balance Sheet Arrangements
As of March 31, 2020, and December 31, 2019, the Trust and Partnership had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of March 31, 2020, we did not hold a material amount of financial instruments for trading purposes.
Credit Risk
Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of March 31, 2020.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.7%	12.5%	A+
The Lincoln National Life Insurance	10.0%	11.5%	A+
Interest Rate Risk
The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending March 31, 2020, did not impact the Trust’s operations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our trustee and chief accounting officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our trustee and chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting

Effective January 16, 2020, Natalie Eilat, the Trust’s Chief Accounting Officer, assumed the accounting duties for the Trust and the Partnership, subsequent to Mr. Wayne Williams, CFO's departure from the role. No changes were made to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no material changes to any litigation matters during the three months ended March 31, 2020.
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
Dated: May 13, 2020

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee