Form 10-Q
period 2020-06-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2020-08-13
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
214-560-5404
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

LIFE PARTNERS POSITIONS HOLDERS TRUST

LIFE PARTNERS POSITION HOLDER TRUST
BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash	$820,873	$772,800
Maturities receivable	60,925,232	29,547,497
Prepaids and other assets	319,887	237,066
Restricted cash and cash equivalents	102,067,952	79,989,380
Life insurance policies	166,888,015	172,242,734

Total assets	$331,021,959	$282,789,477

Liabilities
Notes payable	$24,881,214	$25,771,182
Premium liability	27,462,398	33,183,289
Maturity liability	7,753,980	8,259,865
Accounts payable	232,460	216,169
Due to Life Partners IRA Holder Partnership, LLC	17,609,299	—
Distributions payable	12,177,288	341,568
Accrued expenses	3,233,774	2,282,650

Commitments and Contingencies (Note 2)

Total liabilities	93,350,413	70,054,723

Net assets	$237,671,546	$212,734,754
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$47,243,737	$23,653,193	$59,870,057	$39,414,497
Other income	133,305	362,780	392,428	559,616

Total income	47,377,042	24,015,973	60,262,485	39,974,113

Expenses
Interest expense	186,612	291,714	399,923	593,772
Administrative and filing fees	277,510	258,691	536,260	508,691
Legal fees	393,208	460,761	1,204,320	1,294,782
Professional fees	1,427,749	1,163,046	2,929,859	2,854,666
Other general and administrative	21,838	130,758	120,436	270,395

Total expenses	2,306,917	2,304,970	5,190,798	5,522,306

Increase in net assets resulting from operations	$45,070,125	$21,711,003	$55,071,687	$34,451,807
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$222,736,316	$181,699,489	$212,734,754	$169,006,596
Conversion of debt to units	—	269,658	—	221,747
Distributions declared to unit holders	(30,000,000)	—	(30,000,000)	—
Redemption of units	(134,895)	—	(134,895)	—
Net increase in net assets resulting from operations	45,070,125	21,711,003	55,071,687	34,451,807

Net assets, end of period	$237,671,546	$203,680,150	$237,671,546	$203,680,150
Net asset value per unit:
Number of units	1,244,721,402	1,228,651,937	1,244,721,402	1,228,651,937
Net assets per unit	$0.19	$0.17	$0.19	$0.17
See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$55,071,687	$34,451,807
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(59,870,057)	(39,414,497)
Change in assets and liabilities:
Prepaids and other assets	(438,802)	45,155
Assumed tax liability	—	(978,620)
Premium liability	(5,720,891)	(4,161,637)
Maturity liability	(505,885)	(4,363,662)
Accounts payable	16,291	135,720
Distributions payable	(199,000)	—
Accrued expenses	977,823	957,494
Net cash flows used in operating activities	(10,668,834)	(13,328,240)
Cash flows from investing activities:
Premiums paid on policies	(30,894,181)	(19,118,266)
Net proceeds from maturities of life settlements	64,741,222	55,037,250
Net cash flows provided by investing activities	33,847,041	35,918,984
Cash flows from financing activities:
Payments on notes payable	(916,667)	(4,916,667)
Redemption of Units	(134,895)	—
Net cash flows used in financing activities	(1,051,562)	(4,916,667)

Net increase in cash	22,126,645	17,674,077

Cash and cash equivalents, beginning of period	80,762,180	51,894,131

Cash and cash equivalents, end of period	$102,888,825	$69,568,208

Supplemental cash flow information:
Cash	$820,873	$1,206,637
Restricted cash and cash equivalents	102,067,952	68,361,571

Total cash and cash equivalents	$102,888,825	$69,568,208

Cash paid for interest	$26,796	$25,835

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
In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of June 30, 2020, and December 31, 2019, there were 8,734 and 9,678 holders of the 1,244,721,402 and 1,235,715,080 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. At June 30, 2020 and December 31, 2019, the Trust’s portion of the portfolio consists of positions in 2,798 and 2,896 life insurance policies, respectively with aggregate fair values of $166.9 million and $172.2 million and aggregate face values of approximately $1.0 billion and $1.1 billion, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.
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
Covid-19 Pandemic Update
The novel coronavirus (COVID-19) pandemic did not have a material adverse effect on the Trust's operations for the second quarter of 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
Due to closure of government offices in certain states the Trust is seeing some delays in receipt of maturities. As of the end of second quarter 2020 the delays were limited to the state of New York where the government offices are significantly short-staffed. These delays have not impacted the Trust's ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Trust's premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.

Unit Redemption
On May 27, 2020, the Trust announced in its newsletter the Trust's Governing Trust Board and Trustee's decision to redeem Units from all unit holders who own 1,000 or less of the Units at a price of $0.18 per Unit in accordance with the order under the United States Bankruptcy Court. The redemption occurred on June 15, 2020 based on the number of Units held as of June 8, 2020. The Trust redeemed 749,417 Units for $134.9 thousand.

Declared Distributions
On June 24, 2020, the Trust announced in its newsletter the Trust's Governing Trust Board's and Trustee's decision to make a distribution of approximately $30.0 million to the holders of Units in the Trust. The distribution was made on August 3, 2020 based on the number of Units held and deducting any holder obligations for unpaid premiums. As a result, the Trust recorded a distribution payable at June 30, 2020 of $30.0 million, of which approximately $17.6 million is due to the IRA Partnership, net of amounts owed by the Partnership to the Trust.
Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the financial statements of the Trust as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $2.5 million and $3.2 million respectively, which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.
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
The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2020, and December 31, 2019.

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
Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more in premiums and delaying its collection of death benefits. Further, increased longevity may encourage additional continuing fractional holders to default on their premium obligations, increasing the Trust’s positions and its premium payment burden. The Trust management continues to evaluate any potential impact; however, such future revisions could have a material impact on the valuation.
The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amounts.
Recently Adopted Accounting Guidance
None
Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued new guidance (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments), effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Notable amendments in this update will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset at purchase

•credit losses relating to available-for-sale fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities as well as an aging analysis for securities that are past due

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018. The Trust is currently evaluating the impact of this new accounting guidance on its financial statements.

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

Note 3 - Restricted Cash and Cash Equivalents
The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of June 30, 2020, and December 31, 2019, the Trust has $102.1 million and $80.0 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, and collateral deposits.

Note 4 - Life Insurance Policies
As of June 30, 2020, the Trust owns an interest in 2,798 policies of which 432 are life settlement policies and 2,366 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.0 billion as of June 30, 2020 of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $166.9 million as of June 30, 2020 of which $162.4 million is attributable to life settlements and $4.5 is attributable to viaticals.
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
Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of June 30, 2020 and December 31, 2019:
As of June 30, 2020:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	33,784
2-3	5	4,218,905	1,910,818
3-4	82	116,062,740	29,547,629
4-5	181	404,959,492	82,281,279
Thereafter	2,529	511,682,540	53,114,505
	2,798	$1,036,970,072	$166,888,015
As of December 31, 2019:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	32,546
2-3	5	4,956,008	1,243,470
3-4	79	106,480,951	26,699,382
4-5	194	401,541,262	81,093,500
Thereafter	2,617	616,520,712	63,173,836
	2,896	$1,129,545,328	$172,242,734

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of June 30, 2020, are as follows:

2020	$30,177,048
2021	64,174,131
2022	60,525,875
2023	55,630,900
2024	48,289,277
Thereafter	180,220,126

Total	$439,017,357

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

Note 5 - Notes Payable
To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There are no amounts outstanding as of June 30, 2020.
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
As of June 30, 2020, and December 31, 2019, the outstanding balances of the New IRA notes was $24.9 million. The sinking fund associated with these notes had balances of $5.1 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively.
On March 28, 2017, the Trust, was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2017. The remaining balance was in the form of a note payable in the amount of $2.8 million and was due in three equal annual payments on January 1 beginning in 2019. The note did not bear interest as ordered by the Court, thus the note was discounted by $0.2 million, based on an implied interest rate of 3%. On January 11, 2019 the Trust paid the first installment and on December 27, 2019 the Trust paid the second installment. On January 27, 2020 the Trust paid the final installment and the note has now been completely satisfied.
Future scheduled principal payments on the long-term debt are as follows as of June 30, 2020:

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
The balances of the Trust's assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, are as follows:

	As of June 30, 2020	As of December 31, 2019
Assets:
Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$166,888,015	$172,242,734

Total Fair Value	$166,888,015	$172,242,734
Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	June 30, 2020	December 31, 2019
Fair Value	$166,888,015	$172,242,734

Face Value	$1,036,970,072	$1,129,545,328

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Weighted average discount rates
Life Settlements	25.9%	24.7%
Viaticals	27.3%	25.7%

Mortality assumptions - 2015 VBT mortality multipliers:
Life Settlements	90% - 100%	90% - 110%
Viaticals	350%	350%

In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust has retained Lewis & Ellis, Inc. as its principal actuaries.

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
As of June 30, 2020 the default mortality multipliers used are 100% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. As of December 31, 2019 the default mortality multipliers used are 110% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.
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
In the second quarter of 2020, the Trust changed its methodology for accounting for the servicing fee in valuing the Trust's portfolio. Historically, the Trust reduced its expected future cash flow from maturities to account for the servicing fees which were expected to be paid upon maturity of a policy. Under the new model the Trust no longer decreases the future cash flow for the expected servicing fee, instead the Trust incorporates the fee structure through the discount rate. This change was made (i) to bring Trust's practices more in line with industry norms, and (ii) due to the change in servicer, which allows the Trust to now pay the fees periodically, rather than being deferred until policy maturity. This change increased the discount rate for the Trust's portfolio by 2%, however it did not have a significant impact to the value of the Trust's portfolio.

The Trust continually evaluates and updates its forecasts of future premium obligations for individual policies. The Trust considers these potential changes to estimated future cash flows in its consideration of the discount rate.
The Trust also continues to monitor historical deaths on a quarterly basis. We compare actual to expected mortalities to evaluate and refine our mortality multipliers; such that they reasonably “validate” based on our analysis of trends.
The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of June 30, 2020 and December 31, 2019. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.
Life expectancy sensitivity analysis
The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of June 30, 2020 and December 31, 2019 would be as follows:

As of June 30, 2020	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$181,629,975	$14,741,960
No change	4.8 years	$166,888,015	—
+5%		$151,567,757	$(15,320,258)

As of December 31, 2019	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$188,372,343	$16,129,609
No change	4.8 years	$172,242,734	—
+5%		$155,482,251	$(16,760,483)

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
Discount rate
The discount rate is another significant input in the fair value determination. The Trust’s estimate incorporates market factors, the size of the portfolio, servicing cost and various policy specific quantitative and qualitative factors including known information about the underlying insurance policy, its economics, the insured and the insurer.
The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2020 and December 31, 2019 would be as follows:

As of June 30, 2020	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$158,134,349	$(8,753,666)
No change	$166,888,015	—
-(2)%	$176,643,930	$9,755,915

As of December 31, 2019	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$163,300,406	$(8,942,328)
No change	$172,242,734	—
-(2)%	$182,200,298	$9,957,564
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
Credit Exposure to Insurance Companies
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of June 30, 2020:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.1%	13.5%	A+
The Lincoln National Life Insurance	10.1%	11.8%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2019:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.6%	12.7%	A+
The Lincoln National Life Insurance	10.4%	12.4%	A+

Changes in Fair Value
The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2020 and 2019:

	2020	2019
Balance at April 1,	$178,822,344	$191,450,064
Realized gain on matured policies	61,223,914	23,293,472
Unrealized gain (loss) on assets held	(13,980,177)	359,721
Change in estimated fair value	47,243,737	23,653,193
Matured policies, net of fees	(74,545,261)	(31,149,234)
Premiums paid	15,367,195	4,443,183
Balance at June 30,	$166,888,015	$188,397,206
The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$172,242,734	$186,251,760
Realized gain on matured policies	79,469,615	43,767,464
Unrealized loss on assets held	(19,599,558)	(4,352,967)
Change in estimated fair value	59,870,057	39,414,497
Matured policies, net of fees	(96,118,957)	(56,387,317)
Premiums paid	30,894,181	19,118,266
Balance at June 30,	$166,888,015	$188,397,206
Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$142,327,856	$128,442,454
Due from the Life Partners Position Holder Trust	17,609,299	—
Total assets	$159,937,155	$128,442,454
Liabilities
Distributions payable	$17,965,280	$234,292
Due to the Life Partners Position Holder Trust	—	54,740
Total liabilities	$17,965,280	$289,032
Net assets	$141,971,875	$128,153,422

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity income from Life Partners Position Holder Trust	$26,736,973	$13,177,723	$31,887,520	$21,680,601
Expenses
Professional fees	4,000	4,000	17,700	22,461
State and local taxes	49,249	42,000	49,249	83,180
Increase in net assets resulting from operations	$26,683,724	$13,131,723	$31,820,571	$21,574,960

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net assets, beginning of period	$133,290,269	$110,446,695	$128,153,422	$102,003,458
Distribution declared to Partnership member interest holders	(17,965,280)	—	(17,965,280)	—
Redemption of Member Interests	(36,838)	—	(36,838)	—
Increase in net assets	26,683,724	13,131,723	31,820,571	21,574,960
Net assets, end of period	$141,971,875	$123,578,418	$141,971,875	$123,578,418
Net asset value per unit:
Number of units	745,392,290	747,063,967	745,392,290	747,063,967
Net assets per unit	$0.19	$0.17	$0.19	$0.17

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$31,820,571	$21,574,960
Adjustments to reconcile net increase in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	(31,887,520)	(21,680,601)
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	$301,241	$105,641
Net cash provided by operating activities	$234,292	$—

Cash flows from investing activities:
Sale of Life Partners Position Holder Trust units	$36,838	$—
Net cash flows provided by investing activities	$36,838	$—

Cash flows from financing activities:
Distributions to IRA Partnership Interest Holders	$(234,292)	$—
Redemption of Partnership Member Interests	$(36,838)	$—
Net cash flows used in financing activities	$(271,130)	$—

Net change in cash	$—	$—
Cash, beginning of period	$—	$—
Cash end of period	$—	$—

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
In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 745,392,290 and 746,634,100 units as of June 30, 2020 and December 31, 2019, respectively, of the Trust’s outstanding units totaling 1,244,721,402 and 1,235,715,080 as of June 30, 2020 and December 31, 2019, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Member Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.
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
Covid-19 Pandemic Update
The Partnership's only investment is in the Life Partners Position Holder's Trust. As such, the Partnership's income is largely dependent on the Trust's operations and the Partnership would be significantly impacted by any adverse effects of the novel coronavirus (COVID-19) pandemic on the Trust's operations.
The COVID-19 pandemic did not have a material adverse effect on the Trust's operations for the second quarter of 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
Due to closure of government offices in certain states the Trust is seeing some delays in receipt of maturities. As of the end of second quarter 2020 the delays were limited to the state of New York where the government offices are significantly short-staffed. These delays have not impacted the Trust's ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Trust's premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.
Unit and Member Interest Redemption

On May 27, 2020, the Trust and Partnership announced in its newsletter the Trust’s Governing Trust Board, Trustee, and Manager's decision to redeem Member Interests of all Members whose interests equate to 1,000 or less Interests in the Partnership at a price of $0.18 per Unit in accordance with the order under the United States Bankruptcy Court. The redemption occurred on June 15, 2020 based on the Member Interests held as of June 8, 2020. In connection with the redemption the Partnership redeemed 204,653 Member Interests for $36.8 thousand.

Declared Distributions
On June 24, 2020, the Trust announced in its newsletter the Trust's Governing Trust Board and Trustee and Manager's decision to make a distribution of approximately $30.0 million to the holders of units in the Trust and in the IRA Partnership. The distribution was made on August 3, 2020 based on the number of units held by the unit holder minus any liens that the unit holder may have against them for unpaid premiums. The Partnership's share of the distribution, which was made on August 3, 2020, was $18.0 million. As a result, the Partnership has recorded a receivable from the Trust for its share of the distribution of $17.6 million, net of amounts due to the Trust, and it has recorded a distribution payable of $18.0 million to members of the Partnership at June 30, 2020.
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
The following table presents summary financial information for the Trust:
Balance Sheet Data

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Investment in life insurance policies	$166,888,015	$172,242,734
All other assets	164,133,944	110,546,743
Total assets	$331,021,959	$282,789,477
Total liabilities	$93,350,413	$70,054,723
Net assets	$237,671,546	$212,734,754
Income Statement Data

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$47,243,737	$23,653,193	$59,870,057	$39,414,497
Other income	133,305	$362,780	$392,428	$559,616
Total income	$47,377,042	$24,015,973	$60,262,485	$39,974,113
Total expenses	$2,306,917	$2,304,970	$5,190,798	$5,522,306
Net increase in net assets resulting from operations	$45,070,125	$21,711,003	$55,071,687	$34,451,807

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

Due from Life Partners Position Holders Trust

The Partnership accounts for its expected portion of declared distributions from the Trust net of any liabilities owed by the Partnership to the Trust.

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
The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2020 nor December 31, 2019.
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
As of June 30, 2020, and December 31, 2019, there were 8,734 and 9,678 holders of the 1,244,721,402 and 1,235,715,080 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,798 and 2,896 life insurance policies, with aggregate fair values of $166.9 million and $172.2 million and an aggregate face values of approximately $1.0 billion and $1.1 billion at June 30, 2020, and December 31, 2019, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.
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
New Servicer
In second quarter of 2020, the Trustee of the Life Partners Position Holder Trust, acting on behalf of the Trust, entered into a five-year agreement, which shall be effective beginning November 1, 2020, to replace Magna Servicing as the servicer for the insurance policies owned by the Trust. The new servicer, NorthStar Life Services, LLC, maintains offices in Atlanta, GA, Irvine, CA and Waco TX.

NorthStar Life Services, LLC is a well-known and experienced servicer that has been providing servicing of life insurance policies since 2009. NorthStar Life Services, LLC is owned and operated by John McFarland and is comprised of a highly skilled group of life settlement professionals with executive team that has more than 80 years of combined life settlement experience. Additionally, NorthStar will be focused on enhancing the IT infrastructure and applications necessary for both portfolio servicing and client relations to ensure the long-term operational efficiency of the Trust. McFarland an industry expert with 15 years of experience in the industry and is also the owner and current CEO of NorthStar Capital Management, LLC, and a Director of the Life Insurance Settlement Association (LISA). McFarland was previously Chief Operating Officer of AVS Underwriting, LLC, the largest and oldest life expectancy provider in the market. The Trustee is confident that the contributions of NorthStar Life Services, LLC, guided by Mr. McFarland, will enhance the value of the portfolio and streamline operations of the Trust.

Under the terms of the Northstar servicing agreement, servicing fees shall be paid periodically, rather than being deferred until policy maturity. This change had an insignificant impact on the value of the Portfolio (see Notes to Financial Statements, Note 6 - Fair Value Measurements).

Covid-19 Pandemic Update
The novel coronavirus (COVID-19) pandemic did not have a material adverse effect on the Trust's operations for the second quarter of 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.
Due to closure of government offices in certain states the Trust is seeing some delays in receipt of maturities. As of the end of second quarter 2020 the delays were limited to the state of New York where the government offices are significantly short-staffed. These delays have not impacted the Trust's ability to realize maturity receivable or pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Trust's premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.
Unit and Member Interest Redemption

On May 27, 2020, the Trust and Partnership announced in its newsletter the Trust’s Governing Trust Board, Trustee, and Manager's decision to i) redeem Units from all unitholders who own 1,000 or less of the Units, and ii) redeem Member Interests of all Members whose interests equate to 1,000 or less Member Interests in the Partnership at a purchase price of $0.18 per Unit in accordance with the order under the United States Bankruptcy Court.. The redemption occurred on June 15, 2020 based on the number of units and interest held as of June 8, 2020. The Trust redeemed a total of 749,417 units for $134.9 thousand. The Partnership redeemed a total of 204,653 Member Interest for $36.8 thousand.
Declared Distributions
On June 24, 2020, the Trust announced in its newsletter the Trust's Governing Trust Board and Trustee's decision to make a distribution of approximately $30.0 million to the holders of units in the Trust and in the IRA Partnership. The distribution was be made on August 3, 2020 based on the number of units held by the unit holder minus any liens that the unit holder may have against them for unpaid premiums.

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
The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At June 30, 2020, and December 31, 2019, the allowance for doubtful accounts was $2.5 million and $3.2 million respectively, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.
Maturities Receivable
Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred, but payment was not yet received as of the reporting period.
Premium Liability
As of June 30, 2020, and December 31, 2019, the Trust holds $27.5 million and $33.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liability
As of June 30, 2020, and December 31, 2019, the Trust holds $7.8 million and $8.3 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.
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
The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2020 or December 31, 2019.
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
Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more in premiums and delaying its collection of death benefits. Further, increased longevity may encourage additional continuing fraction holders to default on their premium obligations, increasing the Trust’s positions and its premium payment burden. The Trust management continues to evaluate any potential impact; however, such future revisions could have a material impact on the valuation
The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust's balances may exceed the FDIC insurable amounts.

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
FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2020 nor December 31, 2019.
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

Results of Continuing Operations
As of June 30, 2020, the Trust owns an interest in 2,798 policies of which 432 are life settlement policies and 2,366 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.0 billion as of June 30, 2020 of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $166.9 million as of June 30, 2020 of which $162.4 million is attributable to life settlements and $4.5 million is attributable to viaticals.
The Policies were valued as of June 30, 2020 using a base or foundational discount rate of 12%, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 25.9% for life settlements and 27.3% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Results of Operations for the Trust
Net increase in net assets for the three months ended June 30, 2020 was $45.1 million as compared to a net increase in net assets of $21.7 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change	% Change
Income	$47,377,042	24,015,973	$23,361,069	97%
Expenses	2,306,917	2,304,970	1,947	—%

Increase in net assets	$45,070,125	$21,711,003	$23,359,122	108%
The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 "Fair Value Measurements" in the accompanying financial statements. The primary increase in income is due to an increase in maturities of policies resulting in an increase in realized gains from the investment portfolio of life insurance policies as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.
The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2020 and 2019:

	2020	2019
Balance at April 1	$178,822,344	$191,450,064
Realized gain on matured policies	61,223,914	23,293,472
Unrealized (loss)/gain on assets held	(13,980,177)	359,721
Change in estimated fair value	47,243,737	23,653,193

Matured policies, net of fees	(74,545,261)	(31,149,234)
Premiums paid	15,367,195	4,443,183
Balance at June 30,	$166,888,015	$188,397,206
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

Expenses

	Three Months Ended June 30,
	2020	2019	Change	% Change
Interest	$186,612	291,714	$(105,102)	(36)%
Administrative and filing fees	277,510	258,691	18,819	7%
Legal fees	393,208	460,761	(67,553)	(15)%
Professional fees	1,427,749	1,163,046	264,703	23%
Other general and administrative	21,838	130,758	(108,920)	(83)%
Total expenses	$2,306,917	$2,304,970	$1,947	—%

The Trust had no significant change in overall expenses for the three months ended June 30, 2020 versus three months ended June 30, 2019. The Trust had an increase in expenses for professional services due to changes in Trust operations. The additional expenses are offset by a decrease in interest expense due to the pay down of the notes payable balance and a decrease in other general and administrative and legal fees due to continuous focus on cost reduction activities for administrative expenses.
Results of Operations for the Partnership
The net increase in net assets for the three months ended June 30, 2020 was $26.7 million as compared to a net increase in net assets of $13.1 million for the same period in the last year.
The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Results of Operations for the Trust
Net increase in net assets for the six months ended June 30, 2020 was $55.1 million as compared to a net increase in net assets of $34.5 million for the same period last year. The following are the components of net change in net assets resulting from operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change	% Change
Income	$60,262,485	$39,974,113	$20,288,372	51%
Expenses	5,190,798	5,522,306	(331,508)	(6)%
Increase in net assets	$55,071,687	$34,451,807	$20,619,880	60%
The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 "Fair Value Measurements" in the accompanying financial statements. The primary increase in income is due to an increase in maturities of policies resulting in an increase in realized gains from the investment portfolio of life insurance policies as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$172,242,734	$186,251,760
Realized gain on matured policies	79,469,615	43,767,464
Unrealized loss on assets held	(19,599,558)	(4,352,967)
Change in estimated fair value	59,870,057	39,414,497

Matured policies, net of fees	(96,118,957)	(56,387,317)
Premiums paid	30,894,181	19,118,266
Balance at June 30,	$166,888,015	$188,397,206
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

Expenses

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Interest	399,923	593,772	(193,849)	(33)%
Administrative and filing fees	536,260	508,691	27,569	5%
Legal fees	1,204,320	1,294,782	(90,462)	(7)%
Professional fees	2,929,859	2,854,666	75,193	3%
Other general and administrative	120,436	270,395	(149,959)	(55)%
Total expenses	5,190,798	5,522,306	(331,508)	(6)%
The decrease in total expenses of $0.3 million is primarily due to decrease in interest expense due to the pay down of the notes payable balance and a decrease in other general and administrative and legal fees due to continuous focus on cost reduction activities for administrative expenses. The decrease in expenses are offset by increase in professional services fees due to changes in Trust operations.
Results of Operations for the Partnership
The net increase in net assets for the six months ended June 30, 2020 was $31.8 million as compared to a net increase in net assets of $21.6 million for the same period in the last year.
The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no federal tax expenses nor benefit for the six months ended June 30, 2020 and 2019. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

Liquidity and Capital Resources

Overview and Cash Flow
The principal source of the Trust’s operating liquidity is the Trust’s share of the death benefits from the maturity of life insurance policies, dividend income and recovery of premiums paid on behalf of others. The principal uses of that liquidity include payment of premiums on policies, liquidation of existing debt, payment of general and administrative expenses and distribution to the Unit holders, if any.
The primary needs for working capital are to pay premiums and servicing fees on Policies and expenses relating to the administration of the Trust and its assets. The Trust is authorized for the use of collected death benefits, called the “Maturity Funds Facility,” from which the Trustee may borrow on a short-term revolving basis to fund its premium reserves. The Trust is also entitled to access the cash surrender value included in the beneficial ownership registered in its name to use for any purpose permitted by the Position Holder Trust Agreement, including to satisfy its share of the premium obligations relating to the Policies. If any such use results in a decrease in the death benefit payable under the related Policy, the decrease will be taken out of the Position Holder Trust’s share of the maturity proceeds of the Policy or, if the Trust’s share is insufficient, the Trust must make up the difference. Fees for servicing the Policies will be paid out of the death benefits paid on Policies. The Trust believes that these financial resources, in addition to proceeds from maturities, line of credit, and Maturity Funds Facility, are sufficient for it to continue its operations and to issue funds, as necessary, throughout the twelve months after the date of this report.

Capital
Loan Facilities
To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There was no amount outstanding under the Veritex Credit Facility at June 30, 2020.
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

As of June 30, 2020, and December 31, 2019, the outstanding balances of the New IRA notes was $24.9 million. The sinking fund associated with these notes had balances of $5.1 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively.
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

Liquidity and Financial Condition
At June 30, 2020, the Position Holder Trust had $102.9 million of cash primarily consisting of $50.2 million held to pay Policy premiums on behalf of Trust and the continuing fractional holders, $7.9 million held to pay maturities collected and owed to current fractional holders, $14.0 million held as collateral deposits on debt, $30.0 million held to pay declared distributions and $0.8 million was available to pay for operating expenses of the Trust.
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
The Trust’s maturities receivable increased by $31.0 million from $29.5 million at December 31, 2019, to $60.9 million at June 30, 2020. The increase was mainly attributable to the increase in and timing of maturities of insurance contracts, settlement of insurance contracts, and pandemic-related delays during the six month period.
The Trust’s total outstanding liabilities increased by $23.3 million from $70.1 million at December 31, 2019, to $93.4 million at June 30, 2020. The increase was mainly attributable to the declared distribution by the Trust.
During the six months ended June 30, 2020 and 2019, the Position Holder Trust paid premiums on Policies totaling $30.9 million and $19.1 million, respectively on the PHT Portfolio. Also, for the six months ended June 30, 2020 and 2019, there were maturities received of $96.1 million and $56.4 million, respectively.
The Position Holder Trust paid $0.9 million and $4.9 million of its outstanding notes payable during the six months ended June 30, 2020 and June 30, 2019, respectively.
On June 24, 2020, the Trust announced in its newsletter the Board and Trustee's decision to make a distribution of approximately $30.0 million to the holders of units in the Trust and in the IRA Partnership. The distribution was made on August 3, 2020 based on the number of units held by the unit holder minus any liens that the unit holder may have against them for unpaid premiums.
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

Off-Balance Sheet Arrangements
As of June 30, 2020, and December 31, 2019, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of June 30, 2020, we did not hold a material amount of financial instruments for trading purposes.
Credit Risk
Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.
The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of June 30, 2020.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.1%	13.5%	A+
The Lincoln National Life Insurance	10.1%	11.8%	A+
Interest Rate Risk
The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending June 30, 2020, did not impact the Trust’s operations.

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

Changes in Internal Control Over Financial Reporting
Effective June 1, 2020, Nauman Poonja, who previously supplied accounting and financial control oversight services to the Trust and the Partnership through Armanino LLP, was appointed as the Trust's Chief Financial Officer and assumed the accounting duties for the Trust and the Partnership. No changes were made to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

Sun Life Assurance Company of Canada v. Advance Trust and Life Escrow Services LTA, (ATLES), as Securities Intermediary, Civil Action No. 6:19-CV-670, filed November 19, 2019 in United States District Court for the Western District of Texas. Pursuant to a confidential settlement agreement, effective June 2, 2020 the parties resolved their claims and all litigation has been dismissed. The Trust realized a gain of $4.8 million on settled policies.
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
Dated: August 13, 2020

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee