Form 10-Q
period 2020-09-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2020-11-13
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55783

Commission file number 000-55784

Life Partners Position Holder Trust Life Partners IRA Holder Partnership, LLC
(Exact name of registrants as specified in their charters)

TX	81-6950788
Texas	81-4644966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

2001 Bryan Street, Suite 1800, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Life Partners Position Holder Trust

LIFE PARTNERS POSITION HOLDER TRUST

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash	$958,103	$772,800
Maturities receivable	18,502,275	29,547,497
Prepaids and other assets	229,801	237,066
Restricted cash and cash equivalents	108,233,224	79,989,380
Life insurance policies	164,043,435	172,242,734

Total assets	$291,966,838	$282,789,477

Liabilities
Notes payable	$24,881,214	$25,771,182
Premium liability	24,733,870	33,183,289
Maturity liability	7,439,494	8,259,865
Accounts payable	234,778	216,169
Distributions payable	210,448	341,568
Accrued expenses	3,670,387	2,282,650

Commitments and Contingencies (Note 2)	-	-

Total liabilities	61,170,191	70,054,723

Net assets	$230,796,647	$212,734,754

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$(3,612,125)	$22,008,024	$56,257,932	$61,422,521
Other income	112,099	372,968	504,527	932,584

Total (loss) income	(3,500,026)	22,380,992	56,762,459	62,355,105

Expenses
Interest expense	186,612	265,113	586,535	858,885
Administrative and filing fees	264,261	255,227	800,521	763,918
Legal fees	341,488	507,036	1,545,808	1,801,818
Professional fees	1,385,662	1,091,609	4,315,521	3,946,275
Bad debt expense	(841,050)	—	(914,643)	—
Other general and administrative	106,455	2,585,586	300,484	2,855,981

Total expenses	1,443,428	4,704,571	6,634,226	10,226,877

(Decrease) increase in net assets resulting from operations	$(4,943,454)	$17,676,421	$50,128,233	$52,128,228

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$237,671,546	$203,680,150	$212,734,754	$169,006,596
Conversion of debt to units	—	—	—	221,747
Distributions to unit holders	(2)	—	(30,000,002)	—
Redemption of units	(1,931,443)	—	(2,066,338)	—
Net (decrease) increase in net assets resulting from operations	(4,943,454)	17,676,421	50,128,233	52,128,228

Net assets, end of period	$230,796,647	$221,356,571	$230,796,647	$221,356,571
Net asset value per unit:
Number of units	1,235,547,612	1,233,410,261	1,235,547,612	1,233,410,261
Net assets per unit	$0.19	$0.18	$0.19	$0.18

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$50,128,233	$52,128,228
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(56,257,932)	(61,422,521)
Change in assets and liabilities:
Prepaids and other assets	7,265	(17,016)
Assumed tax liability	-	(978,620)
Premium liability	(8,449,419)	(5,112,645)
Maturity liability	(820,371)	(5,541,014)
Accounts payable	18,609	(280,244)
Distributions payable	(131,120)
Accrued expenses	1,414,436	1,272,441
Net cash flows used in operating activities	(14,090,299)	(19,951,391)
Cash flows from investing activities:
Premiums paid on policies	(46,115,294)	(30,024,314)
Net proceeds from maturities of policies	121,617,747	90,389,848
Net cash flows provided by investing activities	75,502,453	60,365,534
Cash flows from financing activities:
Payments on notes payable	(916,667)	(9,889,269)
Redemption of Units	(2,066,338)	-
Distribution to Unitholders	(30,000,002)	-
Net cash flows used in financing activities	(32,983,007)	(9,889,269)

Net increase in cash	28,429,147	30,524,874

Cash and cash equivalents, beginning of period	80,762,180	51,894,131

Cash and cash equivalents, end of period	$109,191,327	$82,419,005

Supplemental cash flow information:
Cash	$958,103	$770,613
Restricted cash and cash equivalents	108,233,224	81,648,392

Total cash and cash equivalents	$109,191,327	$82,419,005

Cash paid for interest	$26,796	$726,000

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of September 30, 2020, and December 31, 2019, there were 6,921 and 9,678 holders of the 1,235,547,612 and 1,235,715,080 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. At September 30, 2020 and December 31, 2019, the Trust’s portion of the portfolio consists of positions in 2,764 and 2,896 life insurance policies, respectively with aggregate fair values of $164.0 million and $172.2 million and aggregate face values of approximately $1.0 billion and $1.1 billion, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the nine months ended September 30, 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Due to closure of government offices in certain states the Trust is seeing some delays in receipt of maturities. Through the third quarter of 2020 as a result of the pandemic the delays were limited to the state of New York and New Jersey where the government offices are significantly short-staffed. These delays have not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. Pursuant to the Court’s order on September 16, 2020 in conjunction with the Court’s order previously approved on April 10, 2020, the Trustee elected to redeem the Trust Units and Partnership Member Interests of all holders with fewer than 4,000 of such Units and/or Member Interests, all holders outside the United States and Canada, and other holders with special circumstances. In third quarter of 2020, the Trust redeemed 10,183,928 Units for a total of $1.9 million.

For the nine months ended September 30, 2020, the Trust has redeemed 10,933,345 units for of $2.1 million. There were no redemptions for the nine months ending September 30, 2019.

Distributions

On August 3, 2020, the Trust made a distribution of $30.0 million of which approximately $17.6 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Plan.

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

Investments in Life Insurance Policies

The Trust accounts for its interests in life insurance policies at fair value in accordance with Accounting Standards Codification (“ASC”) 325-30, Investments in Insurance Contracts provided by the Financial Accounting Standards Board (the “FASB”). Any resulting changes in estimates are reflected in operations in the period the change becomes apparent.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectibility. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $1.7 million and $3.2 million respectively, which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The Financial Accounting Standards Board has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2020, and December 31, 2019.

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

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trust’s forecasts, other cost of insurance increases are unilaterally imposed by the carrier.

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

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust’s balances may exceed the FDIC insurable amounts.

Reclassifications

Certain reclassifications have been made to the 2020 financial statement presentation to correspond to the current year’s format. Total assets, net assets, and changes in net assets resulting from operations are unchanged due to these reclassifications.

Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued new guidance (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments), effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Notable amendments in this update will change the accounting for impairment of most financial assets and certain other instruments in the following ways:

•	financial assets (or a group of financial assets) measured at amortized cost will be required to be presented at the net amount expected to be collected, with an allowance for credit losses deducted from the amortized cost basis, resulting in a net carrying value that reflects the amount the entity expects to collect on the financial asset at purchase

•	credit losses relating to available-for-sale fixed maturity securities will be recorded through an allowance for credit losses, rather than reductions in the amortized cost of the securities. The allowance methodology recognizes that value may be realized either through collection of contractual cash flows or through the sale of the security. Therefore, the amount of the allowance for credit losses will be limited to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value

•	the income statement will reflect the measurement of expected credit losses for newly recognized financial assets as well as the expected increases or decreases (including the reversal of previously recognized losses) of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount

•	disclosures will be required to include information around how the credit loss allowance was developed, further details on information currently disclosed about credit quality of financing receivables and net investments in leases, and a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities as well as an aging analysis for securities that are past due

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of September 30, 2020, and December 31, 2019, the Trust has $108.2 million and $80.0 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, distributions payable and collateral deposits.

Note 4 - Life Insurance Policies

As of September 30, 2020, the Trust owns an interest in 2,764 policies of which 420 are life settlement policies and 2,344 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.0 billion as of September 30, 2020 of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $164.0 million as of September 30, 2020 of which $159.0 million is attributable to life settlements and $5.0 is attributable to viaticals.

As of December 31, 2019, the Trust owned an interest in 2,896 policies of which 483 are life settlement policies and 2,413 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.1billion as of December 31, 2019 of which $0.9 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $172.2 million as of December 31, 2019 of which $168.7 million was attributable to life settlements and $3.5 million was attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust’s life insurance policies grouped by remaining life expectancy as of September 30, 2020 and December 31, 2019:

As of September 30, 2020:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	34,191
2-3	4	3,470,208	1,555,099
3-4	88	132,532,278	31,262,474
4-5	190	432,479,240	88,070,320
Thereafter	2,481	456,796,569	43,121,351
	2,764	$1,025,324,690	$164,043,435

As of December 31, 2019:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	32,546
2-3	5	4,956,008	1,243,470
3-4	79	106,480,951	26,699,382
4-5	194	401,541,262	81,093,500
Thereafter	2,617	616,520,712	63,173,836
	2,896	$1,129,545,328	$172,242,734

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of September 30, 2020, are as follows:

2020	$15,942,266
2021	65,374,515
2022	61,725,596
2023	56,722,889
2024	49,377,133
Thereafter	185,358,257

Total	$434,500,656

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

Note 5 - Notes Payable

To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There are no amounts outstanding as of September 30, 2020.

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

As of September 30, 2020, and December 31, 2019, the outstanding balances of the New IRA notes was $24.9 million. The sinking fund associated with these notes had balances of $8.5 million and $0.1 million at September 30, 2020 and December 31, 2019, respectively.

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

Future scheduled principal payments on the long-term debt are as follows as of September 30, 2020:

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

The balances of the Trust’s assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, are as follows:

	As of September 30, 2020	As of December 31, 2019
Assets:
Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$164,043,435	$172,242,734

Total Fair Value	$164,043,435	$172,242,734

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	September 30, 2020	December 31, 2019
Fair Value	$164,043,435	$172,242,734

Face Value	$1,025,324,690	$1,129,545,328

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Weighted average discount rates:
Life Settlements	26.3%	24.7%
Viaticals	27.3%	25.7%

Mortality assumptions - 2015 VBT mortality multipliers:
Life Settlements	90% - 100%	90% - 110%
Viaticals	350%	350%

In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust has retained Lewis & Ellis, Inc. as its principal actuaries.

The following is a summary of the methodology used to estimate the PHT Portfolio’s fair value measured on a recurring basis and within the above fair value hierarchy. The overall methodology did not change during the current or prior year.

The PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries (“VBT”) as opposed to specific life expectancies of insureds as the mortality multipliers from the VBT provide more accurate longevity projections across the portfolio. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation).

As of September 30, 2020, the default mortality multipliers used are 100% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. As of December 31, 2019, the default mortality multipliers used are 110% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis. We compare actual to expected mortalities to evaluate and refine our mortality multipliers; such that they reasonably “validate” based on our analysis of trends.

In first quarter of 2020, we transitioned from the Select tables to the Ultimate tables from the VBT, and we appropriately changed the mortality multipliers to best fit experience. Changing the PHT Portfolio’s use to the 2015 VBT Ultimate table rather than applying the 2015 VBT Select table provides a flatter pattern amongst mortality claims and better aligns to the characteristics of lives in the Trust’s portfolio. The overall impact to the PHT’s Portfolio from the change from the 2015 VBT Select table to the 2015 VBT Ultimate table was a decrease in fair value of approximately $5.0 million.

In the second quarter of 2020, the Trust changed its methodology for accounting for the servicing fee in valuing the Trust’s portfolio. Historically, the Trust reduced its expected future cash flow from maturities to account for the servicing fees which were expected to be paid upon maturity of a policy. Under the new model the Trust no longer decreases the future cash flow for the expected servicing fee, instead the Trust incorporates the fee structure through the discount rate. This change was made (i) to bring Trust’s practices more in line with industry norms, and (ii) due to the change in servicer, which allows the Trust to now pay the fees periodically, rather than being deferred until policy maturity. This change increased the discount rate for the Trust’s portfolio by 2%, however it did not have a significant impact to the value of the Trust’s portfolio.

The Trust continually evaluates and updates its forecasts of future premium obligations for individual policies. The Trust considers these potential changes to estimated future cash flows in its consideration of the discount rate.

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of September 30, 2020 and December 31, 2019. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of September 30, 2020 and December 31, 2019 would be as follows:

As of September 30, 2020	Weighted Average Life		Change in Fair
As of Life Expectancy Months Adjustment	Expectancy	FairValue	Value
-5%		$178,740,681	$14,697,246
No change	4.7 years	$164,043,435	—
+5%		$148,768,030	$(15,275,405)

As of December 31, 2019 As of Life Expectancy Months Adjustment	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$188,372,343	$16,129,609
No change	4.8 years	$172,242,734	—
+5%		$155,482,251	$(16,760,483)

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2020 and December 31, 2019 would be as follows:

As of September 30, 2020 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$155,519,901	$(8,523,534)
No change	$164,043,435	—
-(2)%	$173,529,024	$9,485,589

As of December 31, 2019 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$163,300,406	$(8,942,328)
No change	$172,242,734	—
-(2)%	$182,200,298	$9,957,564

Future changes in the discount rates used by the Trust to value life insurance policies could have a material effect on the Trust’s fair value analysis, which could have a material adverse effect on the Trust’s financial condition and results of operations.

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust’s life insurance policies as of September 30, 2020:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.9%	12.9%	A+
The Lincoln National Life Insurance	9.7%	11.1%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust’s life insurance policies as of December 31, 2019:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.6%	12.7%	A+
The Lincoln National Life Insurance	10.4%	12.4%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended September 30, 2020 and 2019:

	2020	2019
Balance at July 1,	$166,888,015	$188,397,206
Realized gain on matured policies	11,320,725	45,753,913
Unrealized gain (loss) on assets held	(14,932,850)	(23,745,889)
Change in estimated fair value	(3,612,125)	22,008,024
Matured policies, net of fees	(14,453,568)	(54,271,732)
Premiums paid	15,221,113	10,906,047
Balance at September 30,	$164,043,435	$167,039,545

The following table provides a roll-forward of the fair value of life insurance policies for the nine months ended September 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$172,242,734	$186,251,760
Realized gain on matured policies	90,790,340	89,521,377
Unrealized loss on assets held	(34,532,408)	(28,098,856)
Change in estimated fair value	56,257,932	61,422,521
Matured policies, net of fees	(110,572,525)	(110,659,050)
Premiums paid	46,115,294	30,024,314
Balance at September 30,	$164,043,435	$167,039,545

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$138,832,700	$128,442,454
Total assets	$138,832,700	$128,442,454
Liabilities
Distributions payable	$210,436	$234,292
Due to the Life Partners Position Holder Trust	149,545	54,740
Total liabilities	$359,981	$289,032
Net assets	$138,472,719	$128,153,422

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity (loss) income from Life Partners Position Holder Trust	$(3,085,879)	$10,151,504	$28,801,641	$31,832,105
Expenses
Professional fees	4,000	8,031	21,700	30,492
State and local taxes	-	10,168	49,249	93,348
(Decrease) increase in net assets resulting from operations	$(3,089,879)	$10,133,305	$28,730,692	$31,708,265

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net assets, beginning of period	$141,971,875	$123,578,418	$128,153,422	$102,003,458
Distribution to IRA Partnership Interest Holders - net	1,807	—	(17,963,473)	—
Redemption of IRA Partnership Member Interests	(411,084)	—	(447,922)	—
(Decrease) increase in net assets	(3,089,879)	10,133,305	28,730,692	31,708,265
Net assets, end of period	$138,472,719	$133,711,723	$138,472,719	$133,711,723
Net asset value per unit:
Number of units	743,227,521	746,634,100	743,227,521	746,634,100
Net assets per unit	$0.19	$0.18	$0.19	$0.18

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,730,692	$31,708,265
Adjustments to reconcile net increase in net assets to net cash used in operations:
Investment in Life Partners Position Holder Trust	(28,801,641)	(31,832,105)
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	$94,805	$123,840
Net cash provided by operating activities	$23,856	$-

Cash flows from investing activities:
Distributions from Life Partners Position Holder Trust	$17,963,473	$-
Sale of Life Partners Position Holder Trust units	$447,922	$-
Net cash flows provided by investing activities	$18,411,395	$-

Cash flows from financing activities:
Distributions to IRA Partnership Interest Holders	$(17,987,329)	$-
Redemption of Partnership Member Interests	$(447,922)	$-
Net cash flows used in financing activities	$(18,435,251)	$-

Net change in cash	$-	$-
Cash, beginning of period	$-	$-
Cash end of period	$-	$-

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 743,227,521 and 746,634,100 units as of September 30, 2020 and December 31, 2019, respectively, of the Trust’s outstanding units totaling 1,235,547,612 and 1,235,715,080 as of September 30, 2020 and December 31, 2019, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Member Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

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

Covid-19 Pandemic Update

The Partnership’s only investment is in the Life Partners Position Holder’s Trust. As such, the Partnership’s income is largely dependent on the Trust’s operations and the Partnership would be significantly impacted by any adverse effects of the novel coronavirus (COVID-19) pandemic on the Trust’s operations.

The COVID-19 pandemic has not had a material adverse effect on the Trust’s operations during the nine months ended September 30, 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Due to closure of government offices in certain states the Trust is seeing some delays in receipt of maturities. Through the third quarter of 2020 as a result of the pandemic the delays were limited to the state of New York and New Jersey where the government offices are significantly short-staffed. These delays have not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.

Unit and Member Interest Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Partnership Manager’s Motion to Approve Redemption of Member Interests, granting the Manager the authority to redeem Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. Pursuant to the Court’s order on September 16, 2020 in conjunction with the Court’s order previously approved on April 10, 2020, the Manager elected to redeem Partnership Member Interests of all holders with fewer than 4,000 of such Member Interests, all holders outside the United States and Canada, and other holders with special circumstances. In third quarter of 2020, the Partnership redeemed 2,176,265 Member Interests for $411.1 thousand.

For the nine months ended September 30, 2020, the Partnership has redeemed 2,380,918 Member Interests for $447.9 thousand. There were no redemptions in 2019.

Distributions

On August 3, 2020, the Trust made a distribution of $30.0 million of which approximately $17.6 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any holder obligations for unpaid premiums. After receiving the distributions on August 3, 2020, the Partnership immediately distributed its share of the distributions to the Partnership interest holders based on the number of Member Interests held and deducting any holder obligations for unpaid premiums.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Investment in life insurance policies	$164,043,435	$172,242,734
All other assets	127,923,403	110,546,743
Total assets	$291,966,838	$282,789,477
Total liabilities	$61,170,191	$70,054,723
Net assets	$230,796,647	$212,734,754

Income Statement Data

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine months Ended September 30, 2020	Nine months Ended September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$(3,612,125)	$22,008,024	$56,257,932	$61,422,521
Other income	112,099	$372,968	$504,527	$932,584
Total income	$(3,500,026)	$22,380,992	$56,762,459	$62,355,105
Total expenses	$1,443,428	$4,704,571	$6,634,226	$10,226,877
Net increase in net assets resulting from operations	$(4,943,454)	$17,676,421	$50,128,233	$52,128,228

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of September 30, 2020 nor December 31, 2019.

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

As of September 30, 2020, and December 31, 2019, there were 6,921 and 9,678 holders of the 1,235,547,612 and 1,235,715,080 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. At September 30, 2020 and December 31, 2019, the Trust’s portion of the portfolio consists of positions in 2,764 and 2,896 life insurance policies, respectively, with aggregate fair values of $164.0 million and $172.2 million and aggregate face values of approximately $1.0 billion and $1.1 billion, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the nine months ended September 30, 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Due to closure of government offices in certain states the Trust is seeing some delays in receipt of maturities. Through the third quarter of 2020 as a result of the pandemic the delays were limited to the state of New York and New Jersey where the government offices are significantly short-staffed. These delays have not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.

Unit and Member Interest Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. Pursuant to the Court’s order on September 16, 2020 in conjunction with the Court’s order previously approved on April 10, 2020, the Trustee elected to redeem the Trust Units and Partnership Member Interests of all holders with fewer than 4,000 of such Units and/or Member Interests, all holders outside the United States and Canada, and other holders with special circumstances. In third quarter of 2020, the Trust redeemed 10,183,928 Units and/or Member Interests for a total redemption price of $1.9 million. The Partnership redeemed 2,176,265 Units and/or Member Interests for a total redemption price of $411.1 thousand.

For the nine months ended September 30, 2020, the Trust has redeemed 10,933,345 units for of $2.1 million and the Partnership has redeemed 2,380,918 Member Interests for of $447.9 thousand.

Distributions

On August 3, 2020, the Trust made a distribution of $30.0 million of which approximately $17.6 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any holder obligations for unpaid premiums. Subsequent to receiving the distributions on August 3, 2020, the Partnership immediately distributed its share of the distributions to the Partnership interest holders based on the number of Member Interests held and deducting any holder obligations for unpaid premiums.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectibility. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At September 30, 2020, and December 31, 2019, the allowance for doubtful accounts was $1.7 million and $3.2 million respectively, all of which was for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities Receivable

Maturities receivable consist of the Trust’s portion of life insurance policy maturities that occurred, but payment was not yet received as of the reporting period.

Premium Liability

As of September 30, 2020, and December 31, 2019, the Trust holds $24.7 million and $33.2 million, respectively, in escrow for future payment of premium obligations. To the extent advanced premiums received from continuing fractional holders are not used for premium payments, they are refunded to the respective continuing fractional holder.

Maturity Liability

As of September 30, 2020, and December 31, 2019, the Trust holds $7.4 million and $8.3 million, respectively, of maturities collected on behalf of continuing factional holders pending payment.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2020 or December 31, 2019.

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trust’s forecasts, other cost of insurance increases are unilaterally imposed by the carrier.

The main components of legal risk are: (i) the risk that an insurer could successfully challenge its obligation to pay policy benefits at maturity; and (ii) that an insured’s family could successfully challenge the Trust’s entitlement to an insurance policy’s benefits. In either case, there is also risk that the Trust would be unable to recover the premiums it paid towards the insurance policy.

Longevity risk refers to the reasonable possibility that actual mortalities of insureds in the Trust’s portfolio extend over longer periods than are anticipated, resulting in the Trust paying more in premiums and delaying its collection of death benefits. Further, increased longevity may encourage additional continuing fraction holders to default on their premium obligations, increasing the Trust’s positions and its premium payment burden. The Trust management continues to evaluate any potential impact; however, such future revisions could have a material impact on the valuation

The Trust maintains the majority of its cash in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust’s balances may exceed the FDIC insurable amounts.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of September 30, 2020 nor December 31, 2019.

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

Results of Continuing Operations

As of September 30, 2020, the Trust owns an interest in 2,764 policies of which 420 are life settlement policies and 2,344 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.0 billion as of September 30, 2020 of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $164.0 million as of September 30, 2020 of which $159.0 million is attributable to life settlements and $5.0 is attributable to viaticals.

The Policies were valued as of September 30, 2020 using a base or foundational discount rate of 12%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 26.3% for life settlements and 27.3% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Results of Operations for the Trust

Net decrease in net assets for the three months ended September 30, 2020 was $4.9 million as compared to a net increase in net assets of $17.7 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change	% Change
(Loss) Income	$(3,500,026)	22,380,992	$(25,881,018)	(116)%
Expenses	1,443,428	4,704,571	(3,261,143)	(69)%

(Decrease) Increase in net assets	$(4,943,454)	$17,676,421	$(22,619,875)	(128)%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 “Fair Value Measurements” in the accompanying financial statements. The primary decrease in income is due to a decrease in maturities of policies resulting in a decrease in realized gains from the investment portfolio of life insurance policies as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended September 30, 2020 and 2019:

	2020	2019
Balance at July 1,	$166,888,015	$188,397,206
Realized gain on matured policies	11,320,725	45,753,913
Unrealized gain (loss) on assets held	(14,932,850)	(23,745,889)
Change in estimated fair value	(3,612,125)	22,008,024
Matured policies, net of fees	(14,453,568)	(54,271,732)
Premiums paid	15,221,113	10,906,047
Balance at September 30,	$164,043,435	$167,039,545

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

Expenses

	Three Months Ended September 30,
	2020	2019	Change	% Change
Interest	$186,612	265,113	$(78,501)	(30)%
Administrative and filing fees	264,261	255,227	9,034	4%
Legal fees	341,488	507,036	(165,548)	(33)%
Professional fees	1,385,662	1,091,609	294,053	27%
Bad debt expense	(841,050)	—	(841,050)	(100)%
Other general and administrative	106,455	2,585,586	(2,479,131)	(96)%
Total expenses	$1,443,428	$4,704,571	$(3,261,143)	(69)%

The Trust had a decrease in total expenses for the three months ended September 30, 2020 versus three months ended September 30, 2019. The decrease in total expenses of $3.3 million is due to decrease in interest expense due to the pay down of the notes payable balance and legal fees due to continuous focus on cost reduction activities, recovery of accounts receivable which was previously considered unrecoverable, and a decrease in other general and administrative expenses. The decrease in other general and administrative expense is driven by a non-recurring one-time fee of $2.5 million in third quarter of 2019 for termination of policy servicing agreement with Vida Capital, Inc which was not incurred in third quarter of 2020. The decrease in expenses are offset by increase in professional services fees due to changes in Trust operations.

Results of Operations for the Partnership

The net decrease in net assets for the three months ended September 30, 2020 was $3.1 million as compared to a net increase in net assets of $10.1 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary change in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

Nine months Ended September 30, 2020 Compared to Nine months Ended September 30, 2019

Results of Operations for the Trust

Net increase in net assets for the nine months ended September 30, 2020 was $50.1 million as compared to a net increase in net assets of $52.1 million for the same period last year. The following are the components of net change in net assets resulting from operations for the nine months ended September 30, 2020 and 2019:

	Nine months Ended September 30,
	2020	2019	Change	% Change
Income	$56,762,459	$62,355,105	$(5,592,646)	(9)%
Expenses	6,634,226	10,226,877	(3,592,651)	(35)%
Increase in net assets	$50,128,233	$52,128,228	$(1,999,995)	(4)%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 “Fair Value Measurements” in the accompanying financial statements. The primary decrease in income is due to a decrease in maturities of policies resulting in an increase in unrealized loss from the investment portfolio of life insurance policies as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the nine months ended September 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$172,242,734	$186,251,760
Realized gain on matured policies	90,790,340	89,521,377
Unrealized loss on assets held	(34,532,408)	(28,098,856)
Change in estimated fair value	56,257,932	61,422,521
Matured policies, net of fees	(110,572,525)	(110,659,050)
Premiums paid	46,115,294	30,024,314
Balance at September 30,	$164,043,435	$167,039,545

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

Expenses

	Nine months Ended September 30,
	2020	2019	$ Change	% Change
Interest	586,535	858,885	(272,350)	(32)%
Administrative and filing fees	800,521	763,918	36,603	5%
Legal fees	1,545,808	1,801,818	(256,010)	(14)%
Professional fees	4,315,521	3,946,275	369,246	9%
Bad debt expense	(914,643)	—	(914,643)	(100)%
Other general and administrative	300,484	2,855,981	(2,555,497)	(89)%
Total expenses	6,634,226	10,226,877	(3,592,651)	(35)%

The decrease in total expenses of $3.6 million is primarily due to decrease in interest expense due to the pay down of the notes payable balance and legal fees due to continuous focus on cost reduction activities for administrative expenses, recovery of accounts receivable which was previously considered unrecoverable, and a decrease in other general and administrative expenses. The decrease in other general and administrative expense is driven by a non-recurring one-time fee of $2.5 million in third quarter of 2019 for termination of policy servicing agreement with Vida Capital, Inc which was not incurred in third quarter of 2020. The decrease in expenses are offset by increase in professional services fees due to changes in Trust operations.

Results of Operations for the Partnership

The net increase in net assets for the nine months ended September 30, 2020 was $28.7 million as compared to a net increase in net assets of $31.7 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. There was no federal tax expenses nor benefit for the nine months ended September 30, 2020 and 2019. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

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

Capital

Loan Facilities

To provide for short term capital needs of the Position Holder Trust, if any, effective as of January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There was no amount outstanding under the Veritex Credit Facility at September 30, 2020. The Trust plans to renew the revolving credit facility upon expiration of the initial term in the first quarter of 2021.

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

As of September 30, 2020, and December 31, 2019, the outstanding balances of the New IRA notes was $24.9 million. The sinking fund associated with these notes had balances of $8.5 million and $0.1 million at September 30, 2020 and December 31, 2019, respectively.

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

Liquidity and Financial Condition

At September 30, 2020, the Position Holder Trust had $109.2 million of cash primarily consisting of $49.9 million held to pay Policy premiums on behalf of Trust and the continuing fractional holders, $7.6 million held to pay maturities collected and owed to current fractional holders, $50.7 million held as collateral deposits on debt, policy premiums, and future distributions, and $1.0 million was available to pay for operating expenses of the Trust.

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

The Trust’s maturities receivable decreased by $11.0 million from $29.5 million at December 31, 2019, to $18.5 million at September 30, 2020. The decrease was mainly attributable to the timing of maturities of insurance contracts during the nine-month period.

The Trust’s total outstanding liabilities decreased by $8.9 million from $70.1 million at December 31, 2019, to $61.2 million at September 30, 2020. The decrease was mainly attributable to the decrease in premium liability.

During the nine months ended September 30, 2020 and 2019, the Position Holder Trust paid premiums on Policies totaling $46.1 million and $30.0 million, respectively on the PHT Portfolio. Also, for the nine months ended September 30, 2020 and 2019, there were maturities received of $110.6 million and $110.7 million, respectively.

The Position Holder Trust paid $0.9 million and $9.9 million of its outstanding notes payable during the nine months ended September 30, 2020 and September 30, 2019, respectively.

The Position Holder Trust paid $30.0 million in distributions for the nine months ended September 30, 2020. The Trust did not have any distributions for the nine months ended September 30, 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, and December 31, 2019, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of September 30, 2020, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of September 30, 2020.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.9%	12.9%	A+
The Lincoln National Life Insurance	9.7%	11.1%	A+

Interest Rate Risk

The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending September 30, 2020, did not impact the Trust’s operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our trustee and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Trustee and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Michael LaMothe v. Moran et al., Civil Action 2:20-CV-10128, was filed July 22, 2020 in the United States District Court (the “Court”), District of Connecticut (New Haven). LaMothe is an individual who sold investors interests in life insurance policies owned by Life Partners Holdings, Inc. (“LPHI”). He also purchased shares in LPHI during the pendency of LPHI’s bankruptcy case (In re: Life Partners Holdings, Inc., Case No. 15-40289-mxm-11, Northern District of Texas Bankruptcy Court, Fort Worth Division and hereinafter the “Bankruptcy Case”).

LaMothe filed the instant suit against the PHT Trustee, many other bankruptcy professionals, and the PHT’s board members alleging breach of fiduciary duty and waste of corporate assets (among other claims) related to LPHI and its Bankruptcy Case. The Bankruptcy Case was generally resolved in late 2016 through the confirmation of its plan of reorganization under which all shares were cancelled.

LaMothe has already made similar claims in the Bankruptcy Case and in United States District Court, Northern District of Texas (Fort Worth) (LaMothe v. Moran, et al., Case No. 4:20-CV-00229-A), all of which have been dismissed or denied. LaMothe has been sanctioned by the bankruptcy court for his actions. LaMothe’s claims in bankruptcy court were further examined and dismissed on appeal to the U.S. District Court for the Northern District of Texas, Fort Worth Division under Civil Action No. 4:19-cv-00938-O.

The Trustee (joined by other defendants) filed a motion to dismiss LaMothe’s most recent lawsuit seeking summary dismissal of the action on September 15, 2020. The motion remains pending before the Court. Accordingly, the Trustee believes the case is entirely without merit.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent to the close of the current reporting period, on October 28, 2020, CFunds Life Settlement, LLC, a wholly-owned subsidiary of Contrarian Funds, LLC, a Delaware limited liability company, filed a Schedule TO with the U.S. Securities and Exchange Commission, initiating a tender offer for the purchase of up to 71,635,237 Position Holder Trust Interests and up to 106,936,191 IRA Partnership Interests at $0.14 per Interest. The Tender Offer expires at 5:00 pm December, 7, 2020.

The offeror was also an offeror under a prior Tender offer that expired January 25, 2019. The offeror and its affiliates currently own 25,021,449 Trust Interests and 27,565,352 Partnership Interests acquired through the Life Partners Holdings, Inc. bankruptcy and the prior tender offer.

On October 30,2020, the Trustee of the Trust and Manager of the IRA Partnership filed its Schedule 14D-9 Response to the Tender Offer, stating that neither the Trust nor the IRA Partnership took a position with regard to the offer, and advising Interest holders to seek their own legal and tax counsel to determine the advisability of acceptance of the offer.

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

Dated: November 13, 2020

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

