Form 10-K
period 2020-12-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2021-03-11
CIK 1692144, 1705222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Registrants’ telephone number: (214) 560-5404

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

Financing for the Position Holder Trust

To provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum.

Subsequent to the closing of the current reporting period, effective as of January 29, 2021, the Trust renewed the revolving credit facility with the Veritex for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets.

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

Administration and Operation

The Position Holder Trust will terminate when its Policy assets have all matured, have been abandoned or have been liquidated, and the Trust assets have been distributed in accordance with the Plan. The Plan originally anticipated that the Trust would terminate no later than December 9, 2026, unless extended by the Bankruptcy Court no more than four times, with each extension not exceeding five years. In 2019, the Trust requested and was granted a Motion by the Bankruptcy Court to extend the termination date to December 9, 2031. As upon the occurrence of the termination of the Trust and consent of the Bankruptcy Court, the Trustee will be discharged from his duties. Unlike the Trust, however, the IRA Partnership does not have an established termination date but is expected to be wound down by the Trustee as Manager when the liquidation of the Trust is complete.

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

The Trust and IRA Partnership have no employees, and none are expected in the future. Vida Capital, Inc. (“Vida”) was appointed as the servicing company under the Plan in connection with the maintenance and collection of benefits of the Policies and to provide investor account services, including maintaining the ownership registers for the Continuing Fractional Interests, Position Holder Trust Interests and IRA Partnership interests. As permitted under the Plan, Vida subcontracted the servicing agreement to its subsidiary, Magna Servicing, LLC (old “Servicing Company”). On September 10, 2019, the Life Partners Position Holder Trust entered into an agreement with Vida Capital, Inc. and Magna Servicing LLC to effectuate a termination of the policy services provided by them to the Trust, effective October 31, 2020. As part of the termination the Trust committed to pay Vida Capital, Inc a termination fee of $2.5 million. Starting November 1, 2020, NorthStar Life Services, LLC (new “Servicing Company”) took over the responsibility of policy services.

NorthStar Life Services, LLC (“NorthStar”) is a well-known and experienced servicer that has been providing servicing of life insurance policies since 2009. NorthStar Life Services, LLC is owned and operated by John McFarland and is comprised of a highly skilled group of life settlement professionals with an executive team that has more than 80 years of combined life settlement experience. Additionally, NorthStar will be focused on building the IT infrastructure and applications necessary for both portfolio servicing and client relations to ensure the long-term operational efficiency of the Trust. McFarland an industry expert with 15 years of experience in the industry and is also the owner and current CEO of NorthStar Capital Management, LLC, and a Director of the Life Insurance Settlement Association (LISA). McFarland was previously Chief Operating Officer of AVS Underwriting, LLC, the largest and oldest life expectancy provider in the market. The Trustee is confident that the contributions of NorthStar Life Services, LLC, guided by Mr. McFarland, will enhance the value of the portfolio and streamline operations of the Trust.

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

New IRA Notes

An IRA Holder who made a continuing holder election became the holder of a “New IRA Note”. The New IRA Notes were structured to qualify as debt with no significant incidents of ownership in life insurance contracts. Consequently, the holders of New IRA Notes should not be viewed as investing directly or indirectly in life insurance contracts, which would disqualify the IRA and cause the IRA to lose its tax-exempt status. If the New IRA Notes are not treated as debt for federal income tax purposes, but as an investment in life insurance contracts, the entire IRA account balance could be deemed distributed to the IRA Holder who would recognize income in the amount of any cash and the fair market value of any property deemed distributed. Further, if the IRA owner is under age 59 ½, then the deemed distribution would be subject to an additional 10% early withdrawal penalty. Any such disqualification, however, would not adversely affect the terms and conditions of the New IRA Notes.

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

For the year ending December 31, 2020, the Trust did a partial redemption of all remaining notes equal to 1/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $19,500 or less. The amount paid in connection with the redemption was $8.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

For the year ending December 31, 2019, the Trust did two partial redemptions of all remaining notes totaling 4/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $7,500 or less. The amount paid in connection with the redemption was $11.6 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

Portfolio Information

As of December 31, 2020, the aggregate portfolio (“Portfolio”) administered by the Trust (including Continuing Fractional Interests) consisted of 2,739 Policies of which 407 are life settlement policies and 2,332 are viaticals. Life settlements refer herein to life insurance policies on persons without any particular diagnosis of a terminal illness, while viaticals refer to policies in which the insured had been diagnosed with a terminal illness. As of December 31, 2020, the Portfolio’s aggregate face value was $1.5 billion, of which $1.3 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. As of December 31, 2020, the Portfolio’s aggregate fair value was $250.4 million, of which $243.2 million was attributable to life settlements and $7.2 million was attributable to viaticals. See, “Policy Valuation Methodology” below.

The 20 insurance companies representing the largest aggregate positions in the Portfolio as of December 31, 2020 are listed below:

Value Rank	Insurance Company	Carrier Rating	Aggregate Face Value		Aggregate Fair Value
1	Transamerica Financial Life Insurance Company	A | A- (Excellent)	$154,420,133	10.3%	$32,881,325	13.1%
2	The Lincoln National Life Insurance Company	A+ (Superior)	157,916,094	10.5%	29,657,894	11.8%
3	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	120,939,006	8.0%	25,051,466	10.0%
4	AXA Equitable Life Insurance Company	NR (Not Rated)	102,018,642	6.8%	16,469,993	6.6%
5	John Hancock Life Insurance Company of New York	A+ (Superior)	60,000,000	4.0%	15,978,586	6.4%
6	Massachusetts Mutual Life Insurance Company	A++ (Superior)	62,961,339	4.2%	14,547,032	5.8%
7	Lincoln Life & Annuity Company of New York	A+ (Superior)	72,120,000	4.8%	14,534,864	5.8%
8	American General Life Insurance Company	A | A- (Excellent)	82,737,885	5.5%	14,447,945	5.8%
9	Transamerica Life Insurance Company	A | A- (Excellent)	39,648,687	2.6%	9,013,167	3.6%
10	Lincoln Benefit Life Company	A | A- (Excellent)	44,580,911	3.0%	7,247,842	2.9%
11	United States Life Insurance Company in the City of New York	A | A- (Excellent)	27,420,709	1.8%	6,208,513	2.5%
12	New York Life Insurance and Annuity Corporation	A++ (Superior)	37,214,374	2.5%	5,822,705	2.3%
13	ReliaStar Life Insurance Company	A | A- (Excellent)	35,242,405	2.3%	5,683,977	2.3%
14	Security Life of Denver Insurance Company	NR (Not Rated)	33,216,287	2.2%	5,655,457	2.3%
15	Pacific Life Insurance Company	A+ (Superior)	26,692,891	1.8%	4,834,334	1.9%
16	PHL Variable Insurance Company	NR (Not Rated)	35,275,100	2.3%	4,596,253	1.8%
17	Metropolitan Life Insurance Company	A+ (Superior)	51,288,406	3.4%	3,933,890	1.6%
18	Ameritas Life Insurance Corp. of New York	A | A- (Excellent)	18,376,027	1.2%	3,857,895	1.5%
19	American National Insurance Company	A | A- (Excellent)	22,500,000	1.5%	2,727,246	1.1%
20	Delaware Life Insurance Company of New York	A | A- (Excellent)	11,500,000	0.8%	1,929,749	0.8%
			$1,196,068,896	79.5%	$225,080,131	89.9%

As of December 31, 2020, the Position Holder Trust’s portion of the Portfolio (“PHT Portfolio”), consisted of 2,739 Policies of which 407 are life settlement policies and 2,332 are viaticals. The PHT Portfolio is a subset of the Portfolio. The PHT Portfolio’s aggregate face value as of December 31, 2020, was $1.0 billion, of which $0.8 billion was attributable to life settlements and $0.2 billion was attributable to viaticals, and its aggregate fair value was $159.2 million of which $153.7 million was attributable to life settlements and $5.5 million was attributable to viaticals.

The 20 insurance companies representing the largest aggregate positions in the PHT Portfolio as of December 31, 2020 are listed below:

Value Rank	Insurance Company	Carrier Rating	Aggregate Face Value			Aggregate Fair Value
1	Transamerica Financial Life Insurance Company	A | A- (Excellent)	$101,306,070	10.2%	$21,446,227	13.5%
2	The Lincoln National Life Insurance Company	A+ (Superior)	99,533,074	10.0%	18,350,961	11.5%
3	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	73,105,401	7.3%	15,113,354	9.5%
4	AXA Equitable Life Insurance Company	NR (Not Rated)	66,335,848	6.7%	10,678,473	6.7%
5	John Hancock Life Insurance Company of New York	A+ (Superior)	39,721,510	4.0%	10,491,521	6.6%
6	Lincoln Life & Annuity Company of New York	A+ (Superior)	47,353,439	4.7%	9,503,798	6.0%
7	American General Life Insurance Company	A | A- (Excellent)	53,893,354	5.4%	8,914,590	5.6%
8	Massachusetts Mutual Life Insurance Company	A++ (Superior)	38,288,995	3.8%	8,727,734	5.5%
9	Transamerica Life Insurance Company	A | A- (Excellent)	25,631,885	2.6%	5,901,059	3.7%
10	Lincoln Benefit Life Company	A | A- (Excellent)	29,684,164	3.0%	4,822,964	3.0%
11	Security Life of Denver Insurance Company	NR (Not Rated)	21,825,693	2.2%	3,742,936	2.4%
12	ReliaStar Life Insurance Company	A | A- (Excellent)	23,282,217	2.3%	3,638,218	2.3%
13	United States Life Insurance Company in the City of New York	A | A- (Excellent)	16,301,661	1.6%	3,509,148	2.2%
14	New York Life Insurance and Annuity Corporation	A++ (Superior)	22,336,907	2.2%	3,362,699	2.1%
15	Pacific Life Insurance Company	A+ (Superior)	16,885,875	1.7%	3,053,823	1.9%
16	PHL Variable Insurance Company	NR (Not Rated)	22,934,016	2.3%	2,958,419	1.9%
17	Metropolitan Life Insurance Company	A+ (Superior)	37,389,367	3.7%	2,543,782	1.6%
18	Ameritas Life Insurance Corp. of New York	A | A- (Excellent)	12,081,951	1.2%	2,520,398	1.6%
19	American National Insurance Company	A | A- (Excellent)	14,347,317	1.4%	1,756,059	1.1%
20	Delaware Life Insurance Company of New York	A | A- (Excellent)	8,229,830	0.8%	1,357,415	0.9%
			$770,468,575	77.2%	$142,393,579	89.5%

Approximately 86.9% of the Portfolio’s life insurance assets based on fair value were issued by insurance companies with an independently graded investment-grade credit rating of A- (Excellent) or better as of December 31, 2020. The overall composition of life insurance company credit exposure and the composite credit ratings as of December 31, 2020 are set forth below:

Number	Carrier Rating	% of Portfolio Face Value	% of Portfolio Fair Value	% of PHT Portfolio Face Value	% of PHT Portfolio Fair Value
224	A++ (Superior)	8.4%	8.7%	8.0%	8.1%
1,068	A+ (Superior)	41.0%	41.8%	40.8%	41.6%
1,163	A | A- (Excellent)	35.9%	36.4%	36.2%	36.8%
22	B++ (Good)	0.1%	—	0.1%	—
3	B+ (Good)	—	—	—	—
18	B (Fair)	0.3%	0.2%	0.3%	0.3%
1	C++ (Marginal)	—	—	—	—
240	NR (Not Rated)	14.3%	12.9%	14.6%	13.2%
2,739		100.0%	100.0%	100.0%	100.0%

The Portfolio consists of two types of interests: Position Holder Trust interests and Continuing Fractional Holder interests. Most Policies will have both interests because of the Debtors’ sale of fractional interests in the Policies. As of December 31, 2020, the Policy holdings of Position Holder Trust interests and Continuing Fractional Holder interests, as well as the aggregate face value and aggregate fair value, broken-out into the various age ranges is summarized below:

Insured's Age (between ages)	Number of Insured	Aggregate Face Value	Aggregate Fair Value	PHT	CFH
90-100	337	$1,073,760,977	$219,378,137	64%	36%
80-89	76	186,691,705	24,286,286	66%	34%
70-79	207	25,102,697	2,272,621	77%	23%
60-69	988	105,104,452	3,634,396	79%	21%
50-59	1,074	107,003,365	866,286	79%	21%
40-49	57	5,354,128	(11,578)	79%	21%
0-39	—	—	—	—	—
Totals	2,739	$1,503,017,325	$250,426,148

Policy Valuation Methodology

In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust has retained Lewis & Ellis, Inc. as its principal actuaries.

The following is a summary of the methodology used to estimate the PHT Portfolio’s fair value measured on a recurring basis. The overall methodology did not change during the current or prior year.

The PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries ("VBT") as opposed to specific life expectancies of insureds as the mortality multipliers from the VBT provide more accurate longevity projections across the portfolio. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments).

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

During the year ending December 31, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. Pursuant to the Court’s order the Trust redeemed 20,011,309 units for $3.7 million for the year ending December 31, 2020. The Partnership redeemed 7,231,667 Member Interest for $1.4 million for the year ending December 31, 2020. There were no redemptions made by the Trust or the Partnership for the year ending December 31, 2019.

As part of the redemption the Trust redeemed 6,526,269 units for $1.2 million from the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

On August 3, 2020, the Trust made a distribution to Unit holders for the amount of $30.0 million based on the holder's Pro Rata share of the outstanding Units. The Trust distributed $20.0 million to the Unit holders for the year ending December 31, 2019.

On October 28, 2020, CFunds Life Settlement, LLC (“Contrarian”) made an offer to purchase up to 71,635,237 interests in the Life Partners Position Holder Trust (the “Trust Interests”) and up to 106,936,191 interests in Life Partners IRA Holder Partnership, LLC (the “Partnership Interests”) at a purchase price of $0.14 per Unit (the “Offer to Purchase”). The Trustee determined that the Offer to Purchase complies with the Plan, but the Trust and the IRA Partnership expressed no opinion as to whether any investor should accept or reject the Offer to Purchase.

On December 14, 2020, the Offer to Purchase expired. Trust unitholders tendered 41,725,735 Trust Interests and the Partnership members tendered 46,421,275 Partnership Interests. The transfer of all Interests became effective on December 31, 2020.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The statements in this discussion and analysis concerning expectations regarding the Position Holder Trust’s and the IRA Partnership's future performance, liquidity and capital resources, as well as other non-historical statements are forward-looking statements that involve substantial risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward- looking statements, including the factors set forth below and elsewhere in this report:

•	uncertainties and estimates related to the valuation of life insurance policy assets reflected on our financial statements.

•	uncertainties and estimates related to our ability to make cash distributions in satisfaction of payment obligations as life insurance policies mature.

•	the reliability of assumptions underlying our actuarial models, including life expectancy estimates.

•	risks relating to the validity and enforceability of the life insurance policies in our portfolio.

•	our reliance on information provided and obtained by third parties.

•	increasing cost-of-insurance (premiums) on the life insurance contracts in our portfolio.

•	our limited operating history. and

•	general economic outlook, including prevailing interest rates.

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

Business Overview

The Position Holder Trust and the IRA Partnership came into existence on December 9, 2016, as a result of the Plan of Reorganization confirmed pursuant to the Chapter 11 bankruptcy proceeding initiated in 2015 by Life Partners Holdings, Inc. The Trust’s primary asset is its interest in a life insurance portfolio of 2,739 Policies, with an aggregate fair value of $250.4 million and an aggregate face value of approximately $1.5 billion at December 31, 2020. The Trust’s portion of the Portfolio has a fair value of $159.2 million and a face value of $1.0 billion at December 31, 2020. Adjustments in the calculation of aggregate fair value of the Portfolio may occur over time as maturities ensue in the Portfolio and life expectancies change.

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

New Servicer

In second quarter of 2020, the Trustee of the Life Partners Position Holder Trust, acting on behalf of the Trust, entered into a five-year agreement, which shall be effective beginning November 1, 2020, to replace Magna Servicing as the servicer for the insurance policies owned by the Trust. The new servicer, NorthStar Life Services, LLC, maintains offices in Atlanta, GA, Irvine, CA and Waco, TX.

NorthStar Life Services, LLC is a well-known and experienced servicer that has been providing servicing of life insurance policies since 2009. NorthStar Life Services, LLC is owned and operated by John McFarland and is comprised of a highly skilled group of life settlement professionals with an executive team that has more than 80 years of combined life settlement experience. Additionally, NorthStar will be focused on enhancing the IT infrastructure and applications necessary for both portfolio servicing and client relations to ensure the long-term operational efficiency of the Trust. McFarland an industry expert with 15 years of experience in the industry and is also the owner and current CEO of NorthStar Capital Management, LLC, and a Director of the Life Insurance Settlement Association (LISA). McFarland was previously Chief Operating Officer of AVS Underwriting, LLC, the largest and oldest life expectancy provider in the market. The Trustee is confident that the contributions of NorthStar Life Services, LLC, guided by Mr. McFarland, will enhance the value of the portfolio and streamline operations of the Trust.

Under the terms of the NorthStar servicing agreement, servicing fees shall be paid periodically, rather than being deferred until policy maturity. This change had an insignificant impact on the value of the Portfolio (see Notes to Financial Statements, Note 6 - Fair Value Measurements).

Distribution

On August 03, 2020, the Trust made a distribution to Unit holders for the amount of $30.0 million based on the holder's Pro Rata share of the outstanding Units. The Trust distributed $20.0 million to the Unit holders for the year ending December 31, 2019.

Unit Redemption

For the year ending December 31, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. Pursuant to the Court’s order the Trust redeemed 20,011,309 units for $3.7 million for the year ending December 31, 2020. There were no redemptions for the year ending December 31, 2019.

As part of the redemption the Trust redeemed 6,526,269 units for $1.2 million from the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the year ending December 31, 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

 COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.

Results of Continuing Operations

2020 Compared to 2019

Net increase in net assets for the year ended December 31, 2020 was $58.8 million as compared to a net increase in net assets of $63.4 million for the same period last year. The following are the components of net change in net assets resulting from operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	Change	% Change

Income	$68,264,556	$73,981,532	$(5,716,976)	(8)
Expenses	9,417,789	10,575,682	(1,157,893)	(11)

Increase in net assets	$58,846,767	$63,405,850	$(4,559,083)	(7)

The following table provides a roll-forward of the fair value of life insurance policies for the years ended December 31, 2020 and 2019:

	2020	2019

Balance at January 1,	$172,242,734	$186,251,760
Realized gain on matured policies	116,516,353	106,836,877
Unrealized gain (loss) on policies held	(48,860,066)	(35,629,018)
Change in estimated fair value	67,656,287	71,207,859

Matured policies, net of fees	(143,525,300)	(129,965,627)
Premiums paid	62,806,191	44,748,742
Balance at December 31,	$159,179,912	$172,242,734

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains on matured policies in addition to unrealized (losses) on policies which are affected by unwinding the discount over time, and changes in valuation assumptions, including mortality, cost of insurance and discount rates. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements in Item 8. Financial Statements for more information on the valuation of life insurance policies.

Expenses

Below is a comparison of expenses from 2020 to 2019.

	Years Ended December 31,
	2020	2019	$ Change	% Change

Interest expense	$751,290	$861,738	$(110,448)	(13)
Legal fees	1,995,981	2,207,395	(211,414)	(10)
Administrative and filing fees	1,281,309	1,036,086	245,223	24
Insurance	165,467	156,628	8,839	6
Professional fees	5,789,055	5,008,744	780,311	16
Bad debt expense	(959,404)	(1,644,769)	685,365	(42)
Other general and administrative	394,091	2,949,860	(2,555,769)	(87)

Total expenses	$9,417,789	$10,575,682	(1,157,893)	(11)

The decrease in total expenses of $1.2 million is primarily due to the fees paid in 2019 totaling $2.5 million to Vida Capital, Inc for termination of the policy services provided by it to the Trust (see Item 1. Description of Business, "Administration and Operations"). The decrease in expenses is offset by an increase in professional fees associated with change in servicer and due to addition of servicing fee to expenses starting November 2020.

Under the agreement with Vida Capital, Inc. the old Servicing Company was entitled to its servicing fee upon the maturity of the individual life insurance policies and the Trust received its portion of the proceeds from the maturity, net of these fees. As such, the Trust accounted for servicing costs as a reduction of the related maturity proceeds. Starting November 1, 2020, under a new servicing agreement with NorthStar Life Services, LLC, the Trust is charged a monthly fixed servicing fee and maturity proceeds are no longer reduced by servicing costs. Accordingly, beginning November 1, 2020 the servicing fee is charged to expense monthly as incurred.

Results of Operations for the Partnership - 2020

The net increase in net assets for the year ended December 31, 2020 was $33.9 million as compared to a net decrease in net assets of $38.2 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

On August 3, 2020 the Partnership made a distribution of $17.6 million based on its share of the distribution from the Trust, net of the amount owed by the Partnership to the Trust.

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

Expenses

Below is a comparison of expenses from 2019 to 2018.

	Years Ended December 31,
	2019	2018	$ Change	% Change

Interest expense	$861,738	$3,278,635	$(2,416,897)	(74)
Legal fees	2,207,395	2,037,630	169,765	8
Administrative and filing fees	1,036,086	988,026	48,060	5
Insurance	156,628	156,454	174	—
Professional fees	5,008,744	2,794,667	2,214,077	79
Bad debt expense	(1,644,769)	—	(1,644,769)	(100)
Other general and administrative	2,949,860	418,279	886,812	212

Total expenses	$10,575,682	$9,673,691	901,991	9

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

Investing Activities

During the year ended December 31, 2020, the Position Holder Trust paid premiums on Policies totaling $62.8 million on the PHT Portfolio. In addition, the Trust received $143.5 million from the maturity of life settlements during the year ended December 31, 2019. During the year ended December 31, 2018, the Position Holder Trust paid premiums on Policies totaling $44.7 million on the PHT Portfolio and received maturities of life settlements of $130.0 million.

Financing Activities

The Position Holder Trust paid $9.7 and $16.5 million of its outstanding notes payable during the years ended December 31, 2020 and 2019, respectively.

The Trust redeemed 20,011,309 units for $3.7 million for the year ending December 31, 2020. There were no redemptions for the year ending December 31, 2019.

On August 3, 2020, the Trust made a distribution to Unit holders for the amount of $30.0 million based on the holder's Pro Rata share of the outstanding Units. The Trust distributed $20.0 million to the Unit holders for the year ending December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2020, and 2019, the Position Holder Trust and IRA Partnership had no off-balance sheet arrangements.

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

Capital

To provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There are no amounts outstanding as of December 31, 2020.

Subsequent to the closing of the current reporting period, effective as of January 29, 2021, the Trust renewed the revolving credit facility with the Veritex for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets.

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

During the year ending December 31, 2020 the Trust did a partial redemption of all remaining notes equal to 1/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $19,500 or less. The amount paid in connection with the redemption was $8.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

In year ending December 31, 2019 the Trust did two partial redemptions of all remaining notes totaling 4/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $7,500 or less. The amount paid in connection with the redemption was $11.6 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

As of December 31, 2020, and December 31, 2019, the outstanding balances of the New IRA notes was $16.1 million and $24.9 million, respectively. The sinking fund associated with these notes had balances of $0.3 million and $0.1 million at December 31, 2020 and December 31, 2019, respectively.

In 2019 there was a conversion of notes payable to IRA Partnership and Trust units of $0.3 million based on changes to elections for certain unit holders which were in dispute and resolved through settlement, mediation or court order. The Trust did not have any conversions of notes payable in 2020.

On March 28, 2017, the Trust, was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2018. The remaining balance was in the form of a note payable in the amount of $2.8 million and was due in three equal annual payments on January 1 beginning in 2019. The note did not bear interest as ordered by the Court, thus the note was originally discounted by $0.2 million, based on an implied interest rate of 3%. Installments were paid in January 2019, December 2019, and January 2020 resulting in the note being completely satisfied.

Liquidity

At December 31, 2020, the Position Holder Trust had $100.4 million of cash primarily consisting of $61.2 million held to pay policy premiums on behalf of Trust and the continuing fractional holders, $6.3 million held to pay continuing fractional holders for maturities collected, $31.9 million held as collateral deposits on debt, policy premiums, and future distributions, and $1.0 million was available to pay for operating expenses of the Trust.

At December 31, 2019, the Position Holder Trust had $80.8 million of cash primarily consisting of $56.2 million held to pay policy premiums on behalf of the Trust and the continuing fractional holders, $8.9 million held to pay continuing fractional holders for maturities collected, $14.9 million held as collateral deposits on debt, and $0.8 million was available to pay for operating expenses of the Trust.

The Trust’s total outstanding liabilities decreased by $13.7 million from $70.1 million at December 31, 2019, to $56.4 million at December 31, 2020. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable and a decrease in maturity liabilities.

During the years ended December 31, 2020 and 2019, the Position Holder Trust paid premiums on Policies totaling $62.8 million and $44.7 million, respectively on the PHT Portfolio. Also, for the years ended December 31, 2020 and 2019, there were maturities received of $138.9 million and $124.5 million, respectively.

The Position Holder Trust paid $9.7 million and $16.5 million of its outstanding notes payable during the years ended December 31, 2020 and 2019, respectively. There were no new financing activities during the years ended December 31, 2020 and 2019.

The Position Holder Trust paid $30.0 million and $20.0 million in distributions during the years ended December 31, 2020 and 2019, respectively.

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

The Financial Accounting Standards Board has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2020 and 2019.

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

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018. The Trust is currently evaluating the impact of this new accounting guidance on its financial statements and does not plan to early adopt.

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

Earnings attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately $34.0 million at December 31, 2020 and $38.4 million at December 31, 2019.

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2020 or December 31, 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. As of December 31, 2020, we did not hold any amount of financial instruments for trading purposes.

Item 8. Financial Statements

Index to Financial Statements

Life Partners Position Holder Trust

Life Partners IRA Holder Partnership, LLC

Report of Independent Registered Public Accounting Firm

To the Unit Holders, Trustee, and Governing Trust Board

Life Partners Position Holder Trust

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Partners Position Holder Trust (the “Trust”) as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Life Insurance Policies – Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Trust’s valuation of life insurance policies is a critical estimate within the financial statements. The Trust uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in its industry. The Trust engages an independent actuarial firm to prepare an actuarial analysis to calculate the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value of the life insurance policies are the Trust’s estimate of the insureds’ longevity, anticipated future premium obligations, and the discount rate.

We identified the Trust's valuation of life insurance policies as a critical audit matter. The principal considerations for our determination include the judgments required in the selection of a discount rate and mortality assumptions, both unobservable inputs, and the application of the valuation model used by the Trust to estimate the fair value. This matter required a higher degree of auditor judgment and specialized knowledge to audit the estimated fair value of the life insurance policies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to this critical audit matter included the following, among others:

•	We obtained an understanding of management’s process to develop their fair value estimate and ensure accuracy of key data used in their estimation process. We also evaluated the design of key controls used by management to develop their fair value estimate.

•	We performed testing over the completeness and accuracy of the significant data used by management and the Trust’s engaged actuary to develop the fair value estimate for life insurance policies. Such data includes policyholder information, policy value, annual premium and projected outlays, and future maturity estimates. We also validated the accuracy of the discounted cash flow analysis, including assessment of the discount rate utilized.

•

Given the complexity of the valuation of the life insurance policies noted above, we engaged an independent outside actuarial firm to assist us in our review of the significant assumptions and methodologies that were developed by the Trust’s engaged actuary to assess whether reasonable and acceptable actuarial techniques were utilized. The actuary performing these procedures has significant industry expertise as it relates to life settlement contract valuation. We engaged the independent actuary to evaluate the methods used, assess significant assumptions, and review fair value calculations for accuracy.

•	We also evaluated the adequacy of the Trust’s disclosures in Note 6 in relation to the valuation of life insurance policies.

/s/ Plante & Moran, PLLC

We have served as the Trust’s auditor since 2017.

Auburn Hills, Michigan

March 11, 2021

LIFE PARTNERS POSITION HOLDER TRUST

BALANCE SHEETS

DECEMBER 31,

	2020	2019
Assets
Cash	$950,399	$772,800
Maturities receivable	34,144,775	29,547,497
Prepaids and other assets	564,985	237,066
Restricted cash and cash equivalents	99,496,379	79,989,380
Life insurance policies	159,179,912	172,242,734

Total assets	$294,336,450	$282,789,477

Liabilities
Notes payable	$16,138,211	$25,771,182
Premium liability	30,708,458	33,183,289
Maturity liability	5,871,936	8,259,865
Accounts payable	479,922	216,169
Distributions payable	255,305	341,568
Accrued expenses	2,979,480	2,282,650

Commitments and Contingencies (Note 2)

Total liabilities	56,433,312	70,054,723

Net Assets	$237,903,138	$212,734,754

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2020	2019
Income
Change in fair value of life insurance policies	$67,656,287	$71,207,859
Other income	608,269	2,773,673
Total income	$68,264,556	$73,981,532
Expenses
Interest expense	$751,290	$861,738
Legal fees	1,995,981	2,207,395
Administrative and filing fees	1,281,309	1,036,086
Insurance	165,467	156,628
Professional fees	5,789,055	5,008,744
Bad debt expense	(959,404)	(1,644,769)
Other general and administrative	394,091	2,949,860

Total expenses	$9,417,789	$10,575,682

Increase in net assets resulting from operations	$58,846,767	$63,405,850

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENT OF CHANGES IN NET ASSETS

YEARS ENDED DECEMBER 31,

	2020	2019
Net assets, beginning of year	$212,734,754	$169,006,596
Conversion of debt to units (Note 5)	—	322,323
Distributions to unit holders	(30,000,937)	(20,000,015)
Redemption of units	(3,677,446)	—
Net increase in net assets resulting from operations	58,846,767	63,405,850
Net assets, end of year	$237,903,138	$212,734,754
Net asset value per unit:
Number of units	1,226,958,714	1,235,715,080
Net assets per unit	$0.19	$0.17

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENT OF CASH FLOWS YEARS ENDED

DECEMBER 31,

	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$58,846,767	$63,405,850
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(67,656,287)	(71,207,859)
Change in assets and liabilities:
Prepaids and other assets	(327,919)	244,509
Assumed tax liability	—	(1,957,240)
Premium liability	(2,474,831)	(6,335)
Maturity liability	(2,387,929)	(5,993,778)
Accounts payable	263,753	(427,303)
Distributions payable	(86,263)	341,568
Accrued expenses	723,529	1,215,292
Net cash flows used in operating activities	(13,099,180)	(14,385,296)
Cash flows from investing activities:
Premiums paid on policies	(62,806,191)	(44,748,742)
Net proceeds from maturity of policies	138,928,022	124,529,334
Net cash flows provided by investing activities	76,121,831	79,780,592
Cash flows from financing activities:
Payments on notes payable	(9,659,670)	(16,527,232)
Redemption of Units	(3,677,446)	—
Distributions to Unitholders	(30,000,937)	(20,000,015)
Net cash flows used in financing activities	(43,338,053)	(36,527,247)

Net increase in cash	19,684,598	28,868,049

Cash and cash equivalents, beginning of year	80,762,180	51,894,131

Cash and cash equivalents, end of year	$100,446,778	$80,762,180

Supplemental cash flow information:
Cash	$950,399	$772,800
Restricted cash and cash equivalents	99,496,379	79,989,380

Total cash and cash equivalents	$100,446,778	$80,762,180

Cash paid for interest	$773,147	$1,048,103

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy, pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of December 31, 2020, there were 6,497 holders of the 1,226,958,714 Units outstanding. As of December 31, 2019, there were 9,678 holders of the 1,235,715,080 Units outstanding. The Trust owns a portfolio of life insurance policies. A portion of the policies is encumbered by the economic interest of continuing fractional interest holders. As of December 31, 2020, the Trust’s portion of the portfolio consists of 2,739 life insurance policies, with a fair value of $159.2 million and an aggregate face value of approximately $1.0 billion. As of December 31, 2019, the Trust’s portion of the portfolio consisted of 2,896 life insurance policies, with a fair value of $172.2 million and an aggregate face value of approximately $1.1 billion. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the financial statements of the Trust.

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

On August 3, 2020, the Trust made a distribution to Unit holders for the amount of $30.0 million based on the holder's Pro Rata share of the outstanding Units. The Trust distributed $20.0 million to the Unit holders for the year ending December 31, 2019.

Unit Redemption

During the year ending December 31, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. Pursuant to the Court’s order the Trust redeemed 20,011,309 units for $3.7 million for the year ending December 31, 2020. There were no redemptions for the year ending December 31, 2019.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Included in the redemption in 2020, the Trust redeemed 6,526,269 units for $1.2 million held by the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the year ending December 31, 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.

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

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Premiums Receivable

The Trust assumed the Debtors’ receivables related to life insurance policy premiums and service fees that were paid by the Debtors on behalf of fractional interest holders prior to the Trust’s effective date. After December 9, 2016, the policy premiums allocable to continuing fractional interest holders are those persons' obligations and not the Trust. If a continuing fractional interest holder defaults on future premium obligations, such position is deemed contributed to the Trust in exchange for the number of Units provided by the Plan, as previously modified by the Bankruptcy Court.

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At December 31, 2020 and 2019, the allowance for doubtful accounts was $1.0 million and $3.2 million, respectively, and fully offset for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

Maturity Liability

Maturity liabilities are maturities collected on behalf of continuing fractional holders pending payment to those fractional holders, including reserve for unallocated funds from the inception of the Trust.

Distributions Payable

 Distributions payable are distributions declared by the Trust pending payment to Unit holders.

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

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The Financial Accounting Standards Board has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2020 and 2019.

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

Reclassifications

Certain reclassifications have been made to the 2019 financial statement presentation to correspond to the current year’s format. Total assets, net assets, and changes in net assets resulting from operations are unchanged due to these reclassifications.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The amendments in this ASU may be early adopted during any interim or annual period beginning after December 15, 2018. The Trust is currently evaluating the impact of this new accounting guidance on its financial statements and does not plan to early adopt.

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of December 31, 2020, and 2019, the Trust has $99.5 million and $80.0 million, respectively, in restricted cash and cash equivalents. The restricted cash and cash equivalents accounts are for: monies distributable to the fractional interest holders in policies that matured prior to the Plan becoming effective, maturities, premium reserves, premium obligations, and collateral deposits on debt.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Note 4 - Life Insurance Policies

As of December 31, 2020, the Trust owns an interest in 2,739 policies of which 407 are life settlement policies and 2,332 are viaticals. As of December 31, 2019, the Trust owned an interest in 2,896 policies of which 483 are life settlement policies and 2,413 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is $1.0 billion as of December 31, 2020 of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate face value is $1.1 billion as of December 31, 2019 of which $0.9 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $159.2 million as of December 31, 2020 of which $153.7 million is attributable to life settlements and $5.5 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value was $172.2 million as of December 31, 2019 of which $168.7 million was attributable to life settlements and $3.5 million was attributable to viaticals.

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

As of December 31, 2020:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	34,398
2-3	6	7,221,086	2,249,751
3-4	93	154,462,044	37,115,382
4-5	200	426,793,251	84,401,748
Thereafter	2,439	408,906,636	35,378,633
Total	2,739	$997,429,412	$159,179,912

As of December 31, 2019:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	32,546
2-3	5	4,956,008	1,243,470
3-4	79	106,480,951	26,699,382
4-5	194	401,541,262	81,093,500
Thereafter	2,617	616,520,712	63,173,836
Total	2,896	1,129,545,328	172,242,734

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of December 31, 2020, are as follows:

2021	$65,428,423
2022	61,851,321
2023	56,819,204
2024	49,297,741
2025	41,079,029
Thereafter	147,546,428
Total	$422,022,146

The amount of $422.0 million represents the estimated total future premiums payable by the Trust. The Trust is required to pay its portion to keep the life insurance policies in force during the life expectancies of all the underlying insured lives. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differ from the estimated life expectancies. If the continuing fractional holders default on their future premium obligations, the Trust’s premium liability may increase.

The Trust anticipates funding the estimated premium payments from maturities of life insurance policies. It also maintains premium reserves and access to lines of credit.

Note 5 - Notes Payable

To provide for short term capital needs of the Position Holders Trust, if any, effective as of January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, has an initial 2-year term and, as to any amounts drawn thereunder, shall bear interest at the rate of 6% per annum. There are no amounts outstanding as of December 31, 2020.

Subsequent to the closing of the reporting period, effective as of January 29, 2021, the Trust renewed the revolving credit facility with the Veritex for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets.

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

In year ending December 31, 2020 the Trust did a partial redemption of all remaining notes equal to 1/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $19,500 or less. The amount paid in connection with the redemption were $8.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose were used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

In year ending December 31, 2019 the Trust did two partial redemptions of all remaining notes totaling 4/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $7,500 or less. The amount paid in connection with the redemption was $11.6 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose were used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

As of December 31, 2020, and December 31, 2019, the outstanding balances of the New IRA notes was $16.1 million and $24.9 million, respectively. The sinking fund associated with these notes had balances of $0.3 million and $0.1 million at December 31, 2020 and 2019, respectively.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

In 2019 there was a conversion of notes payable to IRA Partnership and Trust units of $0.3 million based on changes to elections for certain unit holders which were in dispute and resolved through settlement, mediation or court order.

On March 28, 2017, the Trust, was ordered to pay the Chapter 11 trustee’s fees totaling $5.5 million. The first payment of $2.8 million was paid in 2018. The remaining balance was in the form of a note payable in the amount of $2.8 million and was due in three equal annual payments on January 1 beginning in 2019. The note did not bear interest as ordered by the Court, thus the note was originally discounted by $0.2 million, based on an implied interest rate of 3%. Installments were paid in January 2019, December 2019, and January 2020 resulting in the note being completely satisfied.

Future scheduled principal payments on the long-term debt are as follows as of December 31, 2020:

Year ending December 31,	Note Payable
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	16,138,211
Total	$16,138,211

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

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The balances of the Trust's assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, are as follows:

	As of December 31, 2020	As of December 31, 2019

Assets: Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$159,179,912	$172,242,734

Total Fair Value	$159,179,912	$172,242,734

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	December 31, 2020	December 31, 2019

Fair Value	$159,179,912	$172,242,734

Face Value	$997,429,412	$1,129,545,328
Valuation Techniques	Discounted cash flow	Discounted cash flow

Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Weighted average discount rates:
Life Settlements	26.7%	24.7%
Viaticals	27.3%	25.7%

Mortality assumptions - 2015 VBT mortality multipliers:
Life settlements	90% - 100%	90% - 110%
Viaticals	350%	350%

In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust has retained Lewis & Ellis, Inc. as its principal actuaries.

The following is a summary of the methodology used to estimate the PHT Portfolio’s fair value measured on a recurring basis and within the above fair value hierarchy. The overall methodology did not change during the current or prior year.

The PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries ("VBT") as opposed to specific life expectancies of insureds as the mortality multipliers from the VBT provide more accurate longevity projections across the portfolio. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments).

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

As of December 31, 2020, the default mortality multipliers used are 100% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. As of December 31, 2019, the default mortality multipliers used are 110% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis. The Trust compares actual to expected mortalities to evaluate and refine the mortality multipliers; such that they reasonably “validate” based on the Trust’s analysis of trends.

In first quarter of 2020, the Trust transitioned from the Select tables to the Ultimate tables from the VBT, and the Trust appropriately changed the mortality multipliers to best fit experience. Changing the PHT Portfolio’s use to the 2015 VBT Ultimate table rather than applying the 2015 VBT Select table provides a flatter pattern amongst mortality claims and better aligns to the characteristics of lives in the Trust's portfolio. The overall impact to the PHT's Portfolio from the change from the 2015 VBT Select table to the 2015 VBT Ultimate table was a decrease in fair value of approximately $5.0 million.

In second quarter of 2020, the Trust changed its methodology for accounting for the servicing fee in valuing the Trust's portfolio. Historically, the Trust reduced its expected future cash flow from maturities to account for the servicing fees which were expected to be paid upon maturity of a policy. Under the new model the Trust no longer decreases the future cash flow for the expected servicing fee, instead the Trust incorporates the fee structure through the discount rate. This change was made (i) to bring Trust's practices more in line with industry norms, and (ii) due to the change in servicer, which requires the Trust to now pay the fees periodically, rather than being deferred and paid as a percentage of proceeds upon policy maturity. This change increased the discount rate for the Trust's portfolio by 2%, however it did not have a significant impact to the value of the Trust's portfolio.

The Trust continually evaluates and updates its forecasts of future premium obligations for individual policies. The Trust considers these potential changes to estimated future cash flows in its consideration of the discount rate.

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of December 31, 2020 and December 31, 2019. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

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

The tables below reflect the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimates increase by 5% or decrease by 5%, the change in estimated fair value of the life insurance policies would be as follows:

As of December 31, 2020, Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$173,516,265	$14,336,353
No change	4.7 years	$159,179,912	—
+5%		$144,277,667	$(14,902,245)

As of December 31, 2019, Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$188,372,343	$16,129,609
No change	4.8 years	$172,242,734	—
+5%		$155,482,251	$(16,760,483)

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percent and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows:

As of December 31, 2020, Rate Adjustment	Fair Value	Change in Fair Value
+2%	$151,012,859	$(8,167,053)
No change	$159,179,912	—
-2%	$168,255,950	$9,076,038

As of December 31, 2019, Rate Adjustment	Fair Value	Change in Fair Value
+2%	$163,300,406	$(8,942,328)
No change	$172,242,734	—
-2%	$182,200,298	$9,957,564

Future changes in the discount rates used by the Trust to value life insurance policies could have a material effect on the fair value of the Portfolio, which could have a material adverse effect on the Trust’s financial condition and results of operations.

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2020:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance Company	10.2%	13.5%	A
The Lincoln National Life Insurance Company	10.0%	11.5%	A+

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

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the years ended December 31, 2020 and 2019:

	2020	2019

Balance at January 1,	$172,242,734	$186,251,760
Realized gain on matured policies	116,516,353	106,836,877
Unrealized loss on policies held	(48,860,066)	(35,629,018)
Change in estimated fair value	67,656,287	71,207,859

Matured policies, net of fees	(143,525,300)	(129,965,627)
Premiums paid	62,806,191	44,748,742
Balance at December 31,	$159,179,912	$172,242,734

Other Fair Value Considerations— All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

Report of Independent Registered Public Accounting Firm

To the Unit Holders, Manager, and Advisory Committee

Life Partners IRA Holder Partnership, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Partners IRA Holder Partnership, LLC (the “Partnership”) as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Plante & Moran, PLLC

We have served as the Partnership’s auditor since 2017.

Auburn Hills, Michigan

March 11, 2021

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

BALANCE SHEETS

DECEMBER 31,

	2020	2019
Assets
Investment in Life Partners Position Holder Trust	$143,078,791	$128,442,454
Total assets	$143,078,791	128,442,454

Liabilities
Distributions payable	$109,934	$234,292
Due to the Life Partners Position Holder Trust	$254,047	$54,740
Total liabilities	$363,981	$289,032
Net assets	$142,714,810	$128,153,422

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2020	2019
Income
Equity income from Life Partners Position Holder Trust	$33,969,760	$38,353,720
Expenses
Professional fees	25,700	34,992
Income and franchise tax expense	49,249	93,348
Increase in net assets resulting from operations	$33,894,811	$38,225,380

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CHANGES IN NET ASSETS

YEARS ENDED DECEMBER 31,

	2020	2019

Net assets, beginning of year	$128,153,422	$102,003,458
Distributions to IRA Partnership Interest Holders - net	(17,963,859)	(12,075,416)
Redemption of IRA Partnership Member Interests	(1,369,564)	—
Increase in net assets	33,894,811	38,225,380
Net assets, end of year	$142,714,810	$128,153,422
Net asset value per unit:
Number of units	737,912,834	746,085,361
Net asset per unit	$0.19	$0.17

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$33,894,811	$38,225,380
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in investment in Life Partners Position Holder Trust	(33,969,760)	(38,353,720)
Change in assets and liabilities
Change in distributions payable	—	234,292
Change in due to/from Life Partners Position Holder Trust	199,307	(105,952)
Net cash provided by operating activities	124,358	—

Cash flows from investing activities:
Distributions from Life Partners Position Holder Trust	17,963,859	12,075,416
Sale of Life Partners Position Holder Trust units	1,369,564	—
Net cash provided by investing activities	19,333,423	12,075,416

Cash flows from financing activities:
Redemption of Partnership Member Interests	(1,369,564)	—
Distributions to IRA Partnership Interest Holders	(18,088,217)	(12,075,416)
Net cash used in financing activities	(19,457,781)	(12,075,416)

Net increase in cash	—	—

Cash at the beginning of the year	—	—
Cash at the end of the year	$—	$—

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust (the "Position Holder Trust" or "Trust"). The Partnership held 737,912,834 and 746,085,361 units as of December 31, 2020 and December 31, 2019, respectively, of the Trust’s outstanding units totaling 1,226,958,714 and 1,235,715,080 as of December 31, 2020 and December 31, 2019, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Partnership Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA Holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Position Holder Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

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

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the year ending December 31, 2020. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

 COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.

Member Interest Redemption

For the year ending December 31, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Partnership Manager’s Motion to Approve Redemption of Member Interests, granting the Manager the authority to redeem Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Manager, when financially or administratively practicable. Pursuant to the Court’s order the Partnership redeemed 7,231,667 Member Interest for $1.4 million for the year ending December 31, 2020. There were no redemptions for the year ending December 31, 2019.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Included in the redemption the Partnership redeemed 4,826,966 Member Interest for $0.9 million from the Life Partners Creditors’ Trust. The Partnership and the Life Partners Creditors’ Trust have common governing board members. The redemption was executed to reduce the administrative burden of the Partnership and to facilitate the expected termination of the Life Partners Creditor’s Trust. The Interests were redeemed at the same price per Interest as all other redemptions performed at the same or similar time and in accordance with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Distributions

On August 3, 2020, the Trust made a distribution of $30.0 million of which approximately $17.6 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any holder obligations for unpaid premiums. After receiving the distributions on August 3, 2020, the Partnership immediately distributed its share of the distributions to the Partnership interest holders based on the number of Member Interests held and deducting any holder obligations for unpaid premiums. In 2019, the Trust distributed $20.0 million of which approximately $12.1 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust.

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

Earnings attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately $34.0 million at December 31, 2020 and $38.4 million at December 31, 2019.

The following table presents summarized Trust financial data:

Balance Sheet Data:

	December 31, 2020	December 31, 2019
Life insurance policies	$159,179,912	$172,242,734
All other assets	135,156,538	110,546,743
Total Assets	$294,336,450	$282,789,477

Total Liabilities	$56,433,312	$70,054,723

Net Assets	$237,903,138	$212,734,754

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Income Statement Data:

	December 31, 2020	December 31, 2019
Change in the fair value of life insurance policies	$67,656,287	$71,207,859
Other income	608,269	2,773,673
Total income	$68,264,556	$73,981,532

Total expenses	$9,417,789	$10,575,682

Net increase in net assets resulting from operations	$58,846,767	$63,405,850

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2020 or December 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-13(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Trust and Partnership’s management concluded that the Trust and Partnership’s internal control over financial reporting was effective as of December 31, 2020.

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

NAME	AGE	POSITION
Michael J. Quilling	62	Trustee of Position Holder Trust and Manager of the IRA Partnership

Bert Scalzo	59	Governing Trust Board Member, Chairperson of the Governing Trust Board and Advisory Committee Member

Robert L. “Skip” Trimble	81	Governing Trust Board Member and Advisory Committee Member

Philip R. Loy	75	Governing Trust Board Member and Advisory Committee Member

Glenda Pirie	57	Governing Trust Board Member and Advisory Committee Member

Brent Berry	58	Governing Trust Board Member and Advisory Committee Member

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

GLENDA PIRIE – Member of the Governing Trust Board and Advisory Committee

Ms. Pirie was appointed to both Boards by the Governing Trust Board in March of 2019. She was an investor in insurance policies sold by Life Partners and holds units in the Trust. She was a member of the Unsecured Creditors Committee during the bankruptcy proceedings and was very active in that role. She has substantial knowledge of the background and operations of the Trust. Mrs. Pirie brings to the board the perspective of the smaller investors of the Trust.

BRENT BERRY – Member of the Governing Trust Board and Advisory Committee

Mr. Berry was appointed to both Boards by the Governing Trust Board in August of 2018. He is a real estate investor and financial consultant. Previously he was a software executive and business consultant. He graduated from the University of Wisconsin with a degree in business management. Mr. Berry was selected due to his background and expertise in finance.

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

Item 14. Principal Accounting Fees and Services

Plante & Moran, PLLC, served as the independent registered public accounting firm for the Position Holder Trust and the IRA Partnership and audited their respective financial statements for the years ended December 31, 2020 and 2019.

Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees – Trust	$285,101	$273,100
Audit Fees - Partnership	25,700	27,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$310,801	$300,600

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

Our financial statements identified in the accompanying Index to Financial Statements at page 25 herein are filed as part of this Annual Report on Form 10-K. (a)(2) Financial Statement Schedules:

The schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto. (a)(3) Exhibits:

Exhibit No.	Description
31.1***	Rule 13a-14(a) Certification - Quilling
31.2***	Rule 13a-14(a) Certification - Poonja
32.1***	Section 1350 Certification - Quilling
32.2***	Section 1350 Certification - Poonja

*** Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE PARTNERS POSITION HOLDER TRUST

Date : March 11, 2021	By:	/s/ Michael J. Quilling
Michael J. Quilling Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

Date : March 11, 2021	By:	/s/ Michael J. Quilling
Michael J. Quilling
Michael J. Quilling, Manager

