Form 10-Q
period 2021-03-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2021-05-13
CIK 1692144, 1705222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

LIFE PARTNERS POSITIONS HOLDERS TRUST

LIFE PARTNERS POSITION HOLDER TRUST

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash	$634,370	$950,399
Maturities receivable	42,243,892	34,144,775
Prepaids and other assets	516,957	564,985
Restricted cash and cash equivalents	96,413,576	99,496,379
Life insurance policies	200,436,921	159,179,912

Total assets	$340,245,716	$294,336,450

Liabilities
Notes payable	$16,138,211	$16,138,211
Premium liability	28,593,433	30,708,458
Maturity liability	4,430,951	5,871,936
Accounts payable	540,033	479,922
Due to Life Partners IRA Holder Partnership, LLC	11,672,315	-
Distributions payable	8,284,544	255,305
Accrued expenses	619,733	2,979,480

Commitments and Contingencies (Note 2)	-	-

Total liabilities	70,279,220	56,433,312

Net assets	$269,966,496	$237,903,138

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$54,102,856	$12,626,320
Other income	672,335	259,123

Total income	54,775,191	12,885,443

Expenses
Interest expense	121,950	213,311
Administrative and filing fees	260,000	258,750
Legal fees	297,834	811,112
Professional fees	1,596,943	1,502,110
Other general and administrative	204,235	98,598

Total expenses	2,480,962	2,883,881

Increase in net assets resulting from operations	$52,294,229	$10,001,562

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$237,903,138	$212,734,754
Distribution declared to unit holders	(20,000,000)	-
Redemption of units	(230,871)	-
Net increase in net assets resulting from operations	52,294,229	10,001,562

Net assets, end of period	$269,966,496	$222,736,316
Net asset value per unit:
Number of units	1,232,382,656	1,243,505,906
Net assets per unit	$0.22	$0.18

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$52,294,229	$10,001,562
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(54,102,856)	(12,626,320)
Change in assets and liabilities:
Prepaids and other assets	(243,916)	50,289
Premium liability	(2,115,025)	(1,840,296)
Maturity liability	(1,440,985)	(516,246)
Accounts payable	60,111	31,929
Distribution payable	(6,502)	(90,506)
Accrued expenses	(2,359,747)	566,974
Net cash flows used in operating activities	(7,914,691)	(4,422,614)
Cash flows from investing activities:
Premiums paid on policies	(14,963,100)	(15,526,986)
Net proceeds from maturities of policies	19,709,830	28,268,110
Net cash flows provided by investing activities	4,746,730	12,741,124
Cash flows from financing activities:
Redemption of Units	(230,871)	-
Payment on notes payable	-	(916,667)
Net cash flows used in financing activities	(230,871)	(916,667)

Net (decrease) increase in cash	(3,398,832)	7,401,843

Cash and cash equivalents, beginning of period	100,446,778	80,762,180

Cash and cash equivalents, end of period	$97,047,946	$88,164,023

Supplemental cash flow information:
Cash	$634,370	$923,338
Restricted cash and cash equivalents	96,413,576	87,240,685

Total cash and cash equivalents	$97,047,946	$88,164,023

Cash paid for interest	$-	$26,796

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of March 31, 2021, and December 31, 2020, there were 6,600 and 6,497 holders of the 1,232,382,656 and 1,226,958,714 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,705 and 2,739 life insurance policies, with aggregate fair values of $200.4 million and $159.2 million and aggregate face values of approximately $1.0 billion at March 31, 2021, and December 31, 2020. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

Closing of Bankruptcy Cases

On March 29, 2021, Judge Mark Mullin, United States Bankruptcy Court, Northern District of Texas, Fort Worth Division, entered its Order Approving: (I) Creditors’ Trustee’s Final Report and Amended Application for Final Decree Closing Bankruptcy Cases and Related Relief; and (II) Position Holder Trust’s Amended Post-Confirmation Report and Joinder in Amended Application for Final Decree Closing Bankruptcy Cases.

The Court found that the bankruptcy cases filed as in re Life Partners Holdings, Inc., et. al. Case No. 15-40289, In re Life Partners Inc. Case No. 15-41995, and In re LPI Financial Services, Inc., Case No. 15-41996 (the “Bankruptcy Cases”), have been fully administered and, in the best interests of the reorganized debtors, the successor trusts, their beneficiaries and all parties-in-interest, the Court decreed the Bankruptcy Cases closed.

The closing of the Bankruptcy Cases does not change the continued administration of the Life Partners Creditors’ Trust, the Life Partners Position Holder Trust or the Life Partners IRA Holders Partnership, LLC under their constituent agreements. Accordingly, the Life Partners Position Holder Trust and the Life Partners IRA Holders Partnership, LLC shall continue to operate as they have under the confirmed plan of reorganization.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. In first quarter of 2021, the Trust redeemed 1,215,113 Units for a total of $230.9 thousand. There were no redemptions for the three months ending March 31, 2020.

Included in the redemption total above, the Trust redeemed 788,765 units for $149.9 thousand held by the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Declared Distributions

On March 19, 2021, the Trust announced in its newsletter the Trust's Governing Trust Board's and Trustee's decision to make a distribution of $20.0 million to the holders of Units in the Trust on April 20, 2021.

Subsequent to the end of the quarter, on April 13, 2021, the Trust announced in its newsletter the Trust’s Governing Trust Board’s and Trustee’s decision to increase the distributions from $20.0 million to $25.0 million. The distribution was made on April 20, 2021 in accordance with the original distribution date announced by the Trustee in the March 19, 2021 newsletter.

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the three months ending March 31, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2020 and the Plan.

The Trust’s primary purpose is the liquidation of the Trust’s assets and the distribution of proceeds to its beneficial interest holders. The Trust expects that fulfilling its purpose requires a significant amount of time, and that the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries by maintaining the majority of its life insurance policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States of America and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent, and the liquidation basis of accounting is required.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $0.9 and $1.0 million, respectively which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

Maturity Liability

Maturity liabilities are maturities collected on behalf of continuing fractional holders pending payment to those fractional holders, including a reserve for unallocated funds from the inception of Trust.

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

The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2021, and December 31, 2020.

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of March 31, 2021, and December 31, 2020, the Trust has $96.4 million and $99.5 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, and collateral deposits on debt.

Note 4 - Life Insurance Policies

As of March 31, 2021, the Trust owns an interest in 2,705 policies of which 393 are life settlement policies and 2,312 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.0 billion as of March 31, 2021 of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $200.4 million as of March 31, 2021 of which $190.7 million is attributable to life settlements and $9.7 million is attributable to viaticals.

As of December 31, 2020, the Trust owned an interest in 2,739 policies of which 407 are life settlement policies and 2,332 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.0 billion as of December 31, 2020 of which $0.8 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $159.2 million as of December 31, 2020 of which $153.7 million was attributable to life settlements and $5.5 million was attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 - Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of March 31, 2021 and December 31, 2020:

As of March 31, 2021:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	37,010
2-3	2	2,096,047	1,413,803
3-4	63	97,230,429	30,094,576
4-5	172	362,466,068	91,620,742
Thereafter	2,467	517,171,490	77,270,790
	2,705	$979,010,429	$200,436,921

As of December 31, 2020:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	-	$-	$-
1-2	1	46,395	34,398
2-3	6	7,221,086	2,249,751
3-4	93	154,462,044	37,115,382
4-5	200	426,793,251	84,401,748
Thereafter	2,439	408,906,636	35,378,633
	2,739	$997,429,412	$159,179,912

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of March 31, 2021, are as follows:

2021	$48,969,967
2022	63,684,555
2023	59,243,072
2024	51,802,335
2025	44,385,975
Thereafter	167,878,857

Total	$435,964,761

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

Note 5 - Notes Payable

To provide for short term capital needs of the Position Holders Trust, if any, effective January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, had an initial 2-year term and, as to any amounts drawn thereunder, bore interest at the rate of 6% per annum. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, and December 31, 2020, the outstanding balances of the New IRA notes was $16.1 million. The sinking fund associated with these notes had balances of $1.8 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively.

Future scheduled principal payments on the long-term debt are as follows as of March 31, 2021:

Years Ending December 31,	Long-Term Debt
2021	$-
2022	-
2023	-
2024	-
2025	-
Thereafter	16,138,211

Total	$16,138,211

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

The balances of the Trust's assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020
Assets:
Investments in Life Insurance Policies
Level 1	$-	$-

Level 2	$-	$-

Level 3	$200,436,921	$159,179,912

Total Fair Value	$200,436,921	$159,179,912

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	March 31, 2021	December 31, 2020
Fair Value	$200,436,921	$159,179,912

Face Value	$979,010,429	$997,429,412

Valuation Techniques	Discounted cash flow	Discounted cash flow

Unobservable Inputs	Discounted rate, Mortality assumptions	Discounted rate, Mortality assumptions

Weighted average discount rates
Life Settlements	15.0%	26.7%
Viaticals	20.0%	27.3%

Mortality assumptions - 2015 VBT mortality multipliers:
Life Settlements	85% - 90%	90% - 100%
Viaticals	350%	350%

In assessing and determining the PHT Portfolio’s valuation, the Position Holder Trust retained Lewis & Ellis, Inc. as its principal actuaries.

The following is a summary of the methodology used to estimate the assets’ fair value measured on a recurring basis and within the above fair value hierarchy. The overall methodology did not change during the current or prior year.

The PHT Portfolio’s value was estimated using an actuarially based approach incorporating net cash flows and life expectancies as determined by a default mortality multiplier based on the 2015 Valuation Basic Table produced by the U.S. Society of Actuaries ("VBT") as opposed to specific life expectancies of insureds as the mortality multipliers from the VBT Ultimate table provide more accurate longevity projections across the portfolio. A default mortality multiplier for each insured was used to project the PHT Portfolio’s present value of net cash flows (death benefits less premium payments and servicing company compensation).

As of March 31, 2021 the default mortality multipliers used are 90% for the life settlement males, 85% for the life settlement females, and 350% for the viaticals regardless of gender. As of December 31, 2020 the default mortality multipliers used are 100% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

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

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of March 31, 2021 and December 31, 2020. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of March 31, 2021 and December 31, 2020 would be as follows:

As of March 31, 2021	Weighted Average Life		Change in Fair
As of Life Expectancy Months Adjustment	Expectancy	Fair Value	Value
-5%		$216,575,424	$16,138,503
No change	5.1 years	$200,436,921	-
+5%		$183,533,798	$(16,903,123)

As of December 31, 2020	Weighted Average Life		Change in Fair
As of Life Expectancy Months Adjustment	Expectancy	Fair Value	Value
-5%		$173,516,265	$14,336,353
No change	4.7 years	$159,179,912	-
+5%		$144,277,667	$(14,902,245)

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2021 and December 31, 2020 would be as follows:

As of March 31, 2021		Change in Fair
Rate Adjustment	Fair Value	Value
+2%	$185,904,416	$(14,532,505)
No change	$200,436,921	-
-2%	$217,181,047	$16,744,126

As of December 31, 2020		Change in Fair
Rate Adjustment	Fair Value	Value
+2%	$151,012,859	$(8,167,053)
No change	$159,179,912	-
-2%	$168,255,950	$9,076,038

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

In the first quarter of 2021, the Trust’s actuarial firm, Lewis and Ellis, modified the discount rate used to value the portfolio. This change had a material impact on the fair value of the Trust’s portfolio. These changes were made as a result of i) The full on-boarding by NorthStar of the Trust’s portfolio, which produced more clarity into premium streams, the Trust’s ability to track insureds and thus deaths. ii) The majority of premium streams have been fully optimized. This not only improves clarity into the Trust’s payment obligations, it also resulted in cost savings for the Trust. iii) The importance of having specific LEs for the senior life settlement portion of the portfolio has been diminished by the fact that the average age of the insureds has now surpassed the age of 90, and iv) the Trust has now exited bankruptcy which increases the marketability of the Trust’s portfolio.

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of March 31, 2021:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.4%	13.7%	A+
The Lincoln National Life Insurance	9.1%	10.6%	A+
John Hancock Life Insurance Company	7.4%	10.0%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2020:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.2%	13.5%	A
The Lincoln National Life Insurance	10.0%	11.5%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2021 and 2020:

	2021	2020
Balance at January 1,	$159,179,912	$172,242,734
Realized gain on matured policies	23,821,181	18,245,701
Unrealized gains (losses) on assets held	30,281,675	(5,619,381)
Change in estimated fair value	54,102,856	12,626,320
Matured policies, net of fees	(27,808,947)	(21,573,696)
Premiums paid	14,963,100	15,526,986
Balance at March 31,	$200,436,921	$178,822,344

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$161,497,449	$143,078,791
Due from the Life Partners Position Holder Trust	11,672,315	-
Total assets	$173,169,764	$143,078,791
Liabilities
Distributions payable	$12,049,296	$109,934
Due to the Life Partners Position Holder Trust	-	254,047
Total liabilities	$12,049,296	$363,981
Net assets	$161,120,468	$142,714,810

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Income
Equity income from Life Partners Position Holder Trust	$30,464,362	$5,150,547
Expenses
Professional fees	13,000	13,700
Increase in net assets resulting from operations	$30,451,362	$5,136,847

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net assets, beginning of period	$142,714,810	$128,153,422
Distribution declared to Partnership member interest holders	(11,964,259)	-
Redemption of Member Interests	(81,445)	-
Increase in net assets	30,451,362	5,136,847
Net assets, end of period	$161,120,468	$133,290,269
Net asset value per unit:
Number of units	737,227,275	745,831,204
Net assets per unit	$0.22	$0.18

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$30,451,362	$5,136,847
Adjustments to reconcile net increase in net assets to net cash used in operations:
Equity income from Life Partners Position Holder Trust	(30,464,362)	(5,150,547)
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	37,897	67,103
Net cash provided by operating activities	24,897	53,403

Cash flows from investing activities:
Redemption of units by Life Partners Position Holder Trust	81,445	-
Net cash flows provided by investing activities	81,445	-

Cash flows from financing activities:
Redemption of Partnership Member Interest	(81,445)	-
Distributions to IRA Partnership Member Interest holders	(24,897)	(53,403)
Net cash flows used in financing activities	(106,342)	(53,403)

Net change in cash	$-	$-
Cash, beginning of period	$-	$-
Cash, end of period	$-	$-

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 737,227,275 and 737,912,834 units as of March 31, 2021 and December 31, 2020, respectively, of the Trust’s outstanding units totaling 1,232,382,656 and 1,226,958,714 as of March 31, 2021 and December 31, 2020, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of partnership interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. In first quarter of 2021, the Trust redeemed 428,657 Units held by the Partnership for a total of $81.4 thousand. In turn, the Partnership redeemed member interest of $81.4 thousand in the first quarter of 2021. There were no redemptions for the three months ending March 31, 2020.

Included in the redemption total above, the Trust redeemed 390,626 units for $74.2 thousand held by the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Declared Distributions

On March 19, 2021, the Trust and the Partnership announced in its newsletter the Trust's Governing Trust Board and Trustee and Manager's decision to make a distribution of $20.0 million to the holders of units in the Trust and in the IRA Partnership to be paid on April 20, 2021.

Subsequent to the end of the quarter, on April 13, 2021 the Trust announced in its newsletter the Trust’s Governing Trust Board’s and Trustee and Manager’s decision to increase the distributions from $20.0 million to $25.0 million. The distribution was made on April 20, 2021 in accordance with the original distribution date announced by the Trustee and Manager in the March 19, 2021 newsletter.

The Partnership's share of the original distribution was $12.0 million. As a result, the Partnership has a receivable from the Trust of $11.7 million as of March 31, 2021, which represents its share of the distribution less the amount due to the Trust. The Partnership elected to make a proportional distribution to its Members and recorded a distribution payable of $12.0 million to members of the Partnership at March 31, 2021.

Due to the subsequent increase in distribution from $20.0 million to $25.0 million by the Trust’s Governing Board and Trustee and Manager during the second quarter of 2021, the cash distribution to the members of the Partnership paid on April 20, 2021 was $15.0 million.

Covid-19 Pandemic Update

The Partnership's only investment is in the Life Partners Position Holder's Trust. As such, the Partnership's income is largely dependent on the Trust's operations and the Partnership would be significantly impacted by any adverse effects of the novel coronavirus (COVID-19) pandemic on the Trust's operations.

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the three months ending March 31, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Note 2 - Significant Accounting Policies

Equity Method Accounting

The Partnership accounts for its investment in the Trust using the equity method of accounting in accordance with Accounting Standards Codification (ASC) 323, Investments - Equity Method and Joint Ventures. The Partnership and the Trust are closely connected, with a common trustee and common management. As a result of this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.

The following table presents summary financial information for the Trust:

Balance Sheet Data

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Investment in life insurance policies	$200,436,921	$159,179,912
All other assets	139,808,795	135,156,538
Total assets	$340,245,716	$294,336,450
Total liabilities	$70,279,220	$56,433,312
Net assets	$269,966,496	$237,903,138

Income Statement Data

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$54,102,856	$12,626,320
Other income	$672,335	$259,123
Total income	$54,775,191	$12,885,443
Total expenses	$2,480,962	$2,883,881
Net increase in net assets resulting from operations	$52,294,229	$10,001,562

Distributions Payable

Distributions payable are distributions declared by the IRA Partnership pending payment.

Due to or from Life Partners Position Holders Trust

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2021 nor December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the financial statements and accompanying notes as well as the financial statements and the notes to those statements in our 2020 Form 10-K. The statements in this discussion and analysis concerning expectations regarding Life Partners Position Holder Trust’s (“Position Holder Trust” or “Trust”) and the Life Partners IRA Holder Partnership, LLC’s (“IRA Partnership” or “Partnership”) future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. The actual results of the Trust and Partnership could differ materially from those suggested or implied by any forward-looking statements.

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

As of March 31, 2021, and December 31, 2020, there were 6,600 and 6,497 holders of the 1,232,382,656 and 1,226,958,714 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,705 and 2,739 life insurance policies, with aggregate fair values of $200.4 million and $159.2 million and an aggregate face values of approximately $1.0 billion at March 31, 2021, and December 31, 2020. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

The Plan requires that the continuing fractional holders pay premium calls within 60 days of the day the Trust sends an invoice. The failure of a continuing fractional holder to timely pay a premium call on a position results in a premium default with respect to that position. Upon a premium default, the continuing fractional holder is deemed to have contributed its position to the Trust in exchange for Units. Section 5.05(c) of the Plan requires that the Trust reduce the number of Units issued upon a default by 20% - the subsection (c)(i) discount.

The Partnership operations consist entirely of its interests in the operations of the Trust and will continue as long as the Trust is liquidating its assets. The Partnership utilizes the equity method of accounting for its interests in the Trust and recognizes its proportionate interest in the results of the Trust’s continuing operations accordingly.

Closing of Bankruptcy Cases

On March 29, 2021, Judge Mark Mullin, United States Bankruptcy Court, Northern District of Texas, Fort Worth Division, entered its Order Approving: (I) Creditors’ Trustee’s Final Report and Amended Application for Final Decree Closing Bankruptcy Cases and Related Relief; and (II) Position Holder Trust’s Amended Post-Confirmation Report and Joinder in Amended Application for Final Decree Closing Bankruptcy Cases.

The Court found that the bankruptcy cases filed as in re Life Partners Holdings, Inc., et. al. Case No. 15-40289, In re Life Partners Inc. Case No. 15-41995, and In re LPI Financial Services, Inc., Case No. 15-41996 (the “Bankruptcy Cases”), have been fully administered and, in the best interests of the reorganized debtors, the successor trusts, their beneficiaries and all parties-in-interest, the Court decreed the Bankruptcy Cases closed.

The closing of the Bankruptcy Cases does not change the continued administration of the Life Partners Creditors’ Trust, the Life Partners Position Holder Trust or the Life Partners IRA Holders Partnership, LLC under their constituent agreements. Accordingly, the Life Partners Position Holder Trust and the Life Partners IRA Holders Partnership, LLC shall continue to operate as they have under the confirmed plan of reorganization.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. In first quarter of 2021, the Trust redeemed 1,215,113 Units for a total of $230.9 thousand. In turn, the Partnership redeemed member interests of $81.4 thousand in the first quarter of 2021. There were no redemptions for the three months ending March 31, 2020.

Included in the redemption first quarter of 2021, the Trust redeemed 788,765 units for $149.9 thousand held by the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Declared Distributions

On March 19, 2021, the Trust announced in its newsletter the Trust's Governing Trust Board's and Trustee's decision to make a distribution of $20.0 million to the holders of Units in the Trust on April 20, 2021. The Partnership elected to make a proportional distribution to its Members of $12.0 million.

Subsequent to the end of the quarter, on April 13, 2021 the Trust announced in its newsletter the Trust’s Governing Trust Board’s and Trustee’s decision to increase the distributions from $20.0 million to $25.0 million. The distribution was made to the Unit holders of the Trust and Members of the Partnership on April 20, 2021 in accordance with the original distribution date announced by the Trustee in the March 19, 2021 newsletter.

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the three months ending March 31, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2021 or December 31, 2020.

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

IRA Partnership

Equity Method Accounting

The Partnership accounts for its investment in the Trust using the equity method of accounting in accordance with Accounting Standards Codification (ASC) 323, Investments - Equity Method and Joint Ventures. The Partnership and the Trust are closely connected, with a common trustee and common management. Due to this common oversight and control, as well as the Partnership’s position as the majority holder of the Trust’s beneficial interest units, the Partnership is considered to have significant influence under the provisions of ASC 323, resulting in the application by the Partnership of the equity method of accounting.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2021 nor December 31, 2020.

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

Results of Continuing Operations

As of March 31, 2021, the Trust owns an interest in 2,705 policies of which 393 are life settlement policies and 2,312 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.0 billion as of March 31, 2021 of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $200.4 million as of March 31, 2021 of which $190.7 million is attributable to life settlements and $9.7 million is attributable to viaticals.

The Policies were valued as of March 31, 2021 with a distinction between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a discount rate of 15.0% for life settlements and 20.0% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

As of December 31, 2020, the Trust owned an interest in 2,739 policies of which 407 are life settlement policies and 2,332 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.0 billion as of December 31, 2020 of which $0.8 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $159.2 million as of December 31, 2020 of which $153.7 million was attributable to life settlements and $5.5 million was attributable to viaticals.

The Policies were valued as of December 31, 2020 using a base or foundational discount rate of 12% to 14%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 26.7% for life settlements and 27.3% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Results of Operations for the Trust

Net increase in net assets for the three months ended March 31, 2021 was $52.3 million as compared to a net increase in net assets of $10.0 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	% Change
Income	$54,775,191	$12,885,443	$41,889,748	325%
Expenses	2,480,962	2,883,881	(402,919)	(14)%

Increase in net assets	$52,294,229	$10,001,562	$42,292,667	423%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended March 31, 2021 and 2020. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2021 and 2020:

	2021	2020
Balance at January 1,	$159,179,912	$172,242,734
Realized gain on matured policies	23,821,181	18,245,701
Unrealized gains (losses) on assets held	30,281,675	(5,619,381)
Change in estimated fair value	54,102,856	12,626,320

Matured policies, net of fees	(27,808,947)	(21,573,696)
Premiums paid	14,963,100	15,526,986
Balance at March 31,	$200,436,921	$178,822,344

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains on matured policies in addition to unrealized gains (losses) on policies which is affected by changes in valuation assumptions, including mortality and discount rates. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses

	Three Months Ended March 31,
	2021	2020	Change	% Change
Interest	121,950	213,311	$(91,361)	(43)%
Administrative and filing fees	260,000	258,750	1,250	-
Legal fees	297,834	811,112	(513,278)	(63)%
Professional fees	1,596,943	1,502,110	94,833	6%
Other general and administrative	204,235	98,598	105,637	107%
Total expenses	$2,480,962	$2,883,881	$(402,919)	(14)%

The decrease in total expenses of $0.4 million is primarily due to decrease in legal fees associated with Sun Life litigation in prior year and a decrease in interest expense associated with decrease in Trust’s debt. The decrease in expenses is offset by an increase in other general and administrative expenses associated with renewal fees for the Veritex line of credit and increase in professional fees associated with servicing fee with the servicing fee expensed instead of netted against maturity proceeds as it was in prior periods.

Results of Operations for the Partnership

The net increase in net assets for the three months ended March 31, 2021 was $30.5 million as compared to a net increase in net assets of $5.1 million for the same period in the last year.

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

Capital

Loan Facilities

To provide for short term capital needs of the Position Holder Trust, if any, effective January 30, 2019, the Position Holder Trust entered into a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, had an initial 2-year term and, as to any amounts drawn thereunder, bore interest at the rate of 6% per annum. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There was no amount outstanding under the Veritex Credit Facility at March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, and December 31, 2020, the outstanding balances of the New IRA notes was $16.1 million. The sinking fund associated with these notes had balances of $1.8 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively.

Liquidity and Financial Condition

At March 31, 2021, the Position Holder Trust had $97.0 million of cash primarily consisting of $59.1 million held to pay policy premiums on behalf of Trust and the continuing fractional holders, $2.7 million held to pay continuing fractional holders for maturities collected, $34.6 million held as collateral deposits on debt, policy premiums, and future distributions, and $0.6 million was available to pay for operating expenses of the Trust.

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

The Trust’s total outstanding liabilities increased by $13.9 million from $56.4 million at December 31, 2020, to $70.3 million at March 31, 2021. The increase was mainly attributable to the declaration of distribution by the Trust in the first quarter of 2021.

During the three months ended March 31, 2021 and 2020, the Position Holder Trust paid premiums on Policies totaling $15.0 million and $15.5 million, respectively on the PHT Portfolio. Also, for the three months ended March 31, 2021 and 2020, there were maturities received of $19.7 million and $28.3 million, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, and December 31, 2020, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of March 31, 2021, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of March 31, 2021.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.4%	13.7%	A+
The Lincoln National Life Insurance	9.1%	10.6%	A+
John Hancock Life Insurance Company	7.4%	10.0%	A+

Interest Rate Risk

The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending March 31, 2021, did not impact the Trust’s operations.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to any litigation matters during the three months ended March 31, 2021.

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

Dated: May 13, 2021

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Manager

