Form 10-Q
period 2021-06-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2021-08-12
CIK 1692144, 1705222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

LIFE PARTNERS POSITIONS HOLDERS TRUST

LIFE PARTNERS POSITION HOLDER TRUST

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash	$863,272	$950,399
Maturities receivable	24,423,912	34,144,775
Prepaids and other assets	714,715	564,985
Restricted cash and cash equivalents	93,888,103	99,496,379
Life insurance policies	197,372,067	159,179,912

Total assets	$317,262,069	$294,336,450

Liabilities
Notes payable	$16,138,211	$16,138,211
Premium liability	24,507,239	30,708,458
Maturity liability	3,205,143	5,871,936
Accounts payable	416,990	479,922
Distributions payable	265,468	255,305
Accrued expenses	490,773	2,979,480

Commitments and Contingencies (Note 2)

Total liabilities	45,023,824	56,433,312

Net assets	$272,238,245	$237,903,138

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$9,037,626	$47,243,737	$63,140,482	$59,870,057
Other income	77,180	133,305	749,515	392,428

Total income	9,114,806	47,377,042	63,889,997	60,262,485

Expenses
Interest expense	121,040	186,612	242,990	399,923
Administrative and filing fees	5,934	277,510	265,934	536,260
Legal fees	176,757	393,208	474,591	1,204,320
Professional fees	1,474,442	1,427,749	3,071,385	2,929,859
Bad debt expense (recovery)	(237,156)	(51,159)	(238,927)	(73,593)
Other general and administrative	79,412	72,997	285,418	194,029

Total expenses	1,620,429	2,306,917	4,101,391	5,190,798

Increase in net assets resulting from operations	$7,494,377	$45,070,125	$59,788,606	$55,071,687

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$269,966,496	$222,736,316	$237,903,138	$212,734,754
Distributions to unit holders	(5,000,005)	(30,000,000)	(25,000,005)	(30,000,000)
Redemption of units	(222,623)	(134,895)	(453,494)	(134,895)
Net increase in net assets resulting from operations	7,494,377	45,070,125	59,788,606	55,071,687

Net assets, end of period	$272,238,245	$237,671,546	$272,238,245	$237,671,546
Net asset value per unit:
Number of units	1,232,734,745	1,244,721,402	1,232,734,745	1,244,721,402
Net assets per unit	$0.22	$0.19	$0.22	$0.19

See accompanying notes to financial statements

LIFE PARTNERS POSITION HOLDER TRUST

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$59,788,606	$55,071,687
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(63,140,482)	(59,870,057)
Change in assets and liabilities:
Prepaids and other assets	(149,730)	(438,802)
Premium liability	(6,201,219)	(5,720,891)
Maturity liability	(2,666,793)	(505,885)
Accounts payable	(62,932)	16,291
Distributions payable	10,163	(199,000)
Accrued expenses	(2,488,707)	977,823
Net cash flows used in operating activities	(14,911,094)	(10,668,834)
Cash flows from investing activities:
Premiums paid on policies	(31,007,507)	(30,894,181)
Net proceeds from maturities of life policies	65,676,697	64,741,222
Net cash flows provided by investing activities	34,669,190	33,847,041
Cash flows from financing activities:
Payments on notes payable	—	(916,667)
Redemption of Units	(453,494)	(134,895)
Distributions to unit holders	(25,000,005)	—
Net cash flows used in financing activities	(25,453,499)	(1,051,562)

Net (decrease) increase in cash	(5,695,403)	22,126,645

Cash and cash equivalents, beginning of period	100,446,778	80,762,180

Cash and cash equivalents, end of period	$94,751,375	$102,888,825

Supplemental cash flow information:
Cash	$863,272	$820,873
Restricted cash and cash equivalents	93,888,103	102,067,952

Total cash and cash equivalents	$94,751,375	$102,888,825

Cash paid for interest	$—	$26,796

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of June 30, 2021, and December 31, 2020, there were 6,632 and 6,497 holders of the 1,232,734,745 and 1,226,958,714 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. At June 30, 2021 and December 31, 2020, the Trust’s portion of the portfolio consists of positions in 2,663 and 2,739 life insurance policies, respectively with aggregate fair values of $197.4 million and $159.2 million and aggregate face values of approximately $1.0 billion. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the six months ending June 30, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Tender Offer

On June 24, 2021, CFunds Life Settlement, LLC (“Contrarian”) made an offer to purchase up to 66,964,507 interests in the Life Partners Position Holder Trust (the “Trust Interests”) and up to 99,702,160 interests in Life Partners IRA Holder Partnership, LLC (the “Partnership Interests”) at a purchase price of $0.15 per Unit (the “Offer to Purchase”). The Trustee determined that the Offer to Purchase complies with the Plan, but the Trust and the IRA Partnership expressed no opinion as to whether any investor should accept or reject the Offer to Purchase. The Offer expires August 12, 2021.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. The Trust redeemed 1,420,990 Units for a total of $222.6 thousand and 749,417 units for a total of $134.9 thousand for three months ending June 30, 2021, and June 30, 2020, respectively.

Included in the redemption total above for second quarter of 2021, the Trust redeemed 368,173 units for $70.2 thousand held by the Life Partners Creditors’ Trust.

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

The Trust redeemed 2,636,103 Units for a total of $453.5 thousand and 749,417 units for a total of $134.9 thousand for six months ending June 30, 2021, and June 30, 2020, respectively.

Included in the redemption total above for six months ending June 30, 2021, the Trust redeemed 1,156,938 units for $220.1 thousand held by the Life Partners Creditors’ Trust.

Distributions

In the first quarter of 2021, the Trust's Governing Trust Board and Trustee approved a distribution of $20.0 million to the holders of Units in the Trust. In the second quarter of 2021, the Trust’s Governing Trust Board and Trustee approved an additional $5 million distribution.

On April 20, 2021, the Trust paid the $25.0 million distribution, of which approximately $15.0 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of June 30, 2021, and for the three and six months ended June 30, 2021, and 2020 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2020, and the Plan.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $0.5 million and $1.0 million respectively, which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2021, and December 31, 2020.

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of June 30, 2021, and December 31, 2020, the Trust has $93.9 million and $99.5 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, and collateral deposits.

Note 4 - Life Insurance Policies

As of June 30, 2021, the Trust owns an interest in 2,663 policies of which 384 are life settlement policies and 2,279 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.0 billion as of June 30, 2021, of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $197.4 million as of June 30, 2021, of which $187.6 million is attributable to life settlements and $9.8 million is attributable to viaticals.

As of December 31, 2020, the Trust owned an interest in 2,739 policies of which 407 are life settlement policies and 2,332 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.0 billion as of December 31, 2020, of which $0.8 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $159.2 million as of December 31, 2020, of which $153.7 million was attributable to life settlements and $5.5 million was attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of June 30, 2021, and December 31, 2020:

As of June 30, 2021:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	37,259
2-3	2	2,096,047	1,450,023
3-4	64	97,769,967	30,937,537
4-5	164	343,622,154	87,764,786
Thereafter	2,432	509,511,837	77,182,462
	2,663	$953,046,400	$197,372,067

As of December 31, 2020:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	34,398
2-3	6	7,221,086	2,249,751
3-4	93	154,462,044	37,115,382
4-5	200	426,793,251	84,401,748
Thereafter	2,439	408,906,636	35,378,633
	2,739	$997,429,412	$159,179,912

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of June 30, 2021, are as follows:

2021	$32,433,408
2022	64,015,649
2023	59,565,484
2024	51,997,816
2025	44,356,043
Thereafter	168,970,185

Total	$421,338,585

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

Note 5 - Notes Payable

To provide for short term capital needs of the Position Holders Trust, if any, effective January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, had an initial 2-year term and, as to any amounts drawn thereunder, bore interest at the rate of 6% per annum. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, and December 31, 2020, the outstanding balances of the New IRA notes was $16.1 million. The sinking fund associated with these notes had balances of $5.3 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively.

Future scheduled principal payments on the long-term debt are as follows as of June 30, 2021:

Years Ending December 31,	Long-Term Debt
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	16,138,211

Total	$16,138,211

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

The balances of the Trust's assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, are as follows:

	As of June 30, 2021	As of December 31, 2020
Assets:
Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$197,372,067	$159,179,912

Total Fair Value	$197,372,067	$159,179,912

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	June 30, 2021	December 31, 2020
Fair Value	$197,372,067	$159,179,912

Face Value	$953,046,400	$997,429,412

Valuation Techniques	Discounted cash flow	Discounted cash flow

Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Weighted average discount rates
Life Settlements	15.0%	26.7%
Viaticals	20.0%	27.3%

Mortality assumptions - 2015 VBT mortality multipliers:
Life Settlements	85% - 90%	90% - 100%
Viaticals	350%	350%

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

As of June 30, 2021, the default mortality multipliers used are 90% for the life settlement males, 85% for the life settlement females, and 350% for the viaticals regardless of gender. As of December 31, 2020, the default mortality multipliers used are 100% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

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

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of June 30, 2021 and December 31, 2020. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of June 30, 2021 and December 31, 2020 would be as follows:

As of June 30, 2021 As of Life Expectancy Months Adjustment	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$213,065,056	$15,692,989
No change	5.1 years	$197,372,067	—
+5%		$180,936,824	$(16,435,243)

As of December 31, 2020 As of Life Expectancy Months Adjustment	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$173,516,265	$14,336,353
No change	4.7 years	$159,179,912	—
+5%		$144,277,667	$(14,902,245)

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2021 and December 31, 2020 would be as follows:

As of June 30, 2021
Rate Adjustment	Fair Value	Change in Fair Value
+2%	$183,222,542	$(14,149,525)
No change	$197,372,067	—
-2%	$213,655,628	$16,283,561

As of December 31, 2020
Rate Adjustment	Fair Value	Change in Fair Value
+2%	$151,012,859	$(8,167,053)
No change	$159,179,912	—
-2%	$168,255,950	$9,076,038

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

Starting in the first quarter of 2021, the Trust’s actuarial firm, Lewis and Ellis, modified the discount rate used to value the portfolio and applied a consistent discount rate in the second quarter of 2021. This change had a material impact on the fair value of the Trust’s portfolio. These changes were made as a result of i) The full on-boarding by NorthStar of the Trust’s portfolio, which produced more clarity into premium streams, the Trust’s ability to track insureds and thus deaths. ii) The majority of premium streams have been fully optimized. This not only improves clarity into the Trust’s payment obligations, it also resulted in cost savings for the Trust. iii) The importance of having specific LEs for the senior life settlement portion of the portfolio has been diminished by the fact that the average age of the insureds has now surpassed the age of 90, and iv) the Trust has now exited bankruptcy which increases the marketability of the Trust’s portfolio.

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of June 30, 2021:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.5%	14.0%	A+
The Lincoln National Life Insurance	8.9%	10.2%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2020:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.2%	13.5%	A
The Lincoln National Life Insurance	10.0%	11.5%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2021 and 2020:

	2021	2020
Balance at April 1,	$200,436,921	$178,822,344
Realized gain on matured policies	20,959,867	61,223,914
Unrealized loss on assets held	(11,922,241)	(13,980,177)
Change in estimated fair value	9,037,626	47,243,737
Matured policies, net of fees	(28,146,887)	(74,545,261)
Premiums paid	16,044,407	15,367,195
Balance at June 30,	$197,372,067	$166,888,015

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2021 and 2020:

	2021	2020
Balance at January 1,	$159,179,912	$172,242,734
Realized gain on matured policies	44,781,048	79,469,615
Unrealized gain (loss) on assets held	18,359,434	(19,599,558)
Change in estimated fair value	63,140,482	59,870,057
Matured policies, net of fees	(55,955,834)	(96,118,957)
Premiums paid	31,007,507	30,894,181
Balance at June 30,	$197,372,067	$166,888,015

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$162,740,833	$143,078,791
Total assets	$162,740,833	$143,078,791
Liabilities
Distributions payable	$90,370	$109,934
Due to the Life Partners Position Holder Trust	345,200	254,047
Total liabilities	$435,570	$363,981
Net assets	$162,305,263	$142,714,810

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity income from Life Partners Position Holder Trust	$4,330,767	$26,736,973	$34,795,129	$31,887,520
Expenses
Professional fees	4,000	4,000	17,000	17,700
State and local taxes	54,589	49,249	54,589	49,249
Increase in net assets resulting from operations	$4,272,178	$26,683,724	$34,723,540	$31,820,571

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net assets, beginning of period	$161,120,468	$133,290,269	$142,714,810	$128,153,422
Distribution to Partnership member interest holders	(2,991,068)	(17,965,280)	(14,955,327)	(17,965,280)
Redemption of Member Interests	(96,315)	(36,838)	(177,760)	(36,838)
Increase in net assets	4,272,178	26,683,724	34,723,540	31,820,571
Net assets, end of period	$162,305,263	$141,971,875	$162,305,263	$141,971,875
Net asset value per unit:
Number of units	736,914,422	745,392,290	736,914,422	745,392,290
Net assets per unit	$0.22	$0.19	$0.22	$0.19

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$34,723,540	$31,820,571
Adjustments to reconcile net increase in net assets to net cash used in operations:
Equity income from Life Partners Position Holder Trust	(34,795,129)	(31,887,520)
Change in assets and liabilities:
Due to the Life Partners Position Holder Trust	91,153	301,241
Net cash provided by operating activities	19,564	234,292

Cash flows from investing activities:
Redemption of units by Life Partners Position Holder Trust	177,760	36,838
Net cash flows provided by investing activities	177,760	36,838

Cash flows from financing activities:
Distributions to IRA Partnership Member Interest holders	(19,564)	(234,292)
Redemption of Partnership Member Interests	(177,760)	(36,838)
Net cash flows used in financing activities	(197,324)	(271,130)

Net change in cash	—	—
Cash, beginning of period	—	—
Cash end of period	$—	$—

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 736,914,422 and 737,912,834 units as of June 30, 2021, and December 31, 2020, respectively, of the Trust’s outstanding units totaling 1,232,734,745 and 1,226,958,714 as of June 30, 2021, and December 31, 2020, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Member Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust, and it engages in no other business activity.

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

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the six months ending June 30, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Tender Offer

On June 24, 2021, CFunds Life Settlement, LLC (“Contrarian”) made an offer to purchase up to 66,964,507 interests in the Life Partners Position Holder Trust (the “Trust Interests”) and up to 99,702,160 interests in Life Partners IRA Holder Partnership, LLC (the “Partnership Interests”) at a purchase price of $0.15 per Unit (the “Offer to Purchase”). The Trustee determined that the Offer to Purchase complies with the Plan, but the Trust and the IRA Partnership expressed no opinion as to whether any investor should accept or reject the Offer to Purchase. The Offer expires August 12, 2021.

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

In second quarter of 2021, the Trust redeemed 506,922 Units held by the Partnership for a total of $96.3 thousand. In turn, the Partnership redeemed member interest of $96.3 thousand in the second quarter of 2021. In second quarter of 2020, the Trust redeemed 204,653 Units held by the Partnership for a total of $36.8 thousand. In turn, the Partnership redeemed member interest of $36.8 thousand in the second quarter of 2020.

Included in the redemption total above for second quarter of 2021, the Trust redeemed 237,060 units for $45.0 thousand held by the Life Partners Creditors’ Trust.

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

For the six months ended June 30, 2021, the Trust redeemed 935,579 Units held by the Partnership for a total of $177.8 thousand. In turn, the Partnership redeemed member interest of $177.8 thousand in the six months ended June 30, 2021. For the six months ending June 30, 2020, the Trust redeemed 204,653 Units held by the Partnership for a total of $36.8 thousand. In turn, the Partnership redeemed member interest of $36.8 thousand in the six months ended June 30, 2020.

Included in the redemption total above for six months ended June 30, 2021, the Trust redeemed 627,686 units for $119.3 thousand held by the Life Partners Creditors’ Trust.

Distributions

In the first quarter of 2021, the Trust's Governing Trust Board and Trustee approved a distribution of $20.0 million to the holders of Units in the Trust. In the second quarter of 2021, the Trust’s Governing Trust Board and Trustee approved an additional $5 million distribution.

On April 20, 2021, the Trust paid the $25.0 million distribution, of which approximately $15.0 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Investment in life insurance policies	$197,372,067	$159,179,912
All other assets	119,890,002	135,156,538
Total assets	$317,262,069	$294,336,450
Total liabilities	$45,023,824	$56,433,312
Net assets	$272,238,245	$237,903,138

Income Statement Data

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$9,037,626	$47,243,737	$63,140,482	$59,870,057
Other income	77,180	133,305	$749,515	$392,428
Total income	$9,114,806	$47,377,042	$63,889,997	$60,262,485
Total expenses	$1,620,429	$2,306,917	$4,101,391	$5,190,798
Net increase in net assets resulting from operations	$7,494,377	$45,070,125	$59,788,606	$55,071,687

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2021, nor December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the financial statements and accompanying notes as well as the financial statements and the notes to those statements in our 2020 Form 10K. The statements in this discussion and analysis concerning expectations regarding Life Partners Position Holder Trust’s (“Position Holder Trust” or “Trust”) and the Life Partners IRA Holder Partnership, LLC’s (“IRA Partnership” or “Partnership”) future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. The actual results of the Trust and Partnership could differ materially from those suggested or implied by any forward-looking statements.

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

As of June 30, 2021, and December 31, 2020, there were 6,632 and 6,497 holders of the 1,232,734,745 and 1,226,958,714 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,663 and 2,739 life insurance policies, with aggregate fair values of $197.4 million and $159.2 million and an aggregate face values of approximately $1.0 billion at June 30, 2021, and December 31, 2020. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the six months ending June 30, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Tender Offer

On June 24, 2021, CFunds Life Settlement, LLC (“Contrarian”) made an offer to purchase up to 66,964,507 interests in the Life Partners Position Holder Trust (the “Trust Interests”) and up to 99,702,160 interests in Life Partners IRA Holder Partnership, LLC (the “Partnership Interests”) at a purchase price of $0.15 per Unit (the “Offer to Purchase”). The Trustee determined that the Offer to Purchase complies with the Plan, but the Trust and the IRA Partnership expressed no opinion as to whether any investor should accept or reject the Offer to Purchase. The Offer expires August 12, 2021.

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

The Trust redeemed 1,420,990 Units for a total of $222.6 thousand and 749,417 units for a total of $134.9 thousand for three months ending June 30, 2021, and June 30, 2020, respectively.

Included in the redemption total above for second quarter of 2021, the Trust redeemed 368,173 units for $70.2 thousand held by the Life Partners Creditors’ Trust.

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

The Trust redeemed 2,628,103 Units for a total of $453.5 thousand and 749,417 units for a total of $134.9 thousand for six months ending June 30, 2021, and June 30, 2020, respectively.

Included in the redemption total above for six months ending June 30, 2021, the Trust redeemed 1,156,938 units for $220.1 thousand held by the Life Partners Creditors’ Trust.

Distributions

In the first quarter of 2021, the Trust's Governing Trust Board and Trustee approved a distribution of $20.0 million to the holders of Units in the Trust. In the second quarter of 2021, the Trust’s Governing Trust Board and Trustee approved an additional $5 million distribution.

On April 20, 2021, the Trust paid the $25.0 million distribution, of which approximately $15.0 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2021, or December 31, 2020.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2021, nor December 31, 2020.

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

Results of Continuing Operations

As of June 30, 2021, the Trust owns an interest in 2,663 policies of which 384 are life settlement policies and 2,279 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $1.0 billion as of June 30, 2021, of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $197.4 million as of June 30, 2021, of which $187.6 million is attributable to life settlements and $9.8 million is attributable to viaticals.

The Policies were valued as of June 30, 2021, with a distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with discount rate of 15% for life settlements and 20% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

As of December 31, 2020, the Trust owned an interest in 2,739 policies of which 407 are life settlement policies and 2,332 are viaticals. The PHT Portfolio’s aggregate face value was approximately $1.0 billion as of December 31, 2020, of which $0.8 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $159.2 million as of December 31, 2020, of which $153.7 million was attributable to life settlements and $5.5 million was attributable to viaticals.

The Policies were valued as of December 31, 2020, using a base or foundational discount rate of 12% to 14%, with further valuation adjustments based upon the size of the insured pool, life expectancy data, distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a post-adjustment weighted average discount rate of 26.7% for life settlements and 27.3% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Results of Operations for the Trust

Net increase in net assets for the three months ended June 30, 2021, was $7.5 million as compared to a net increase in net assets of $45.1 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended June 30, 2021, and 2020:

	Three Months Ended June 30,
	2021	2020	Change	% Change
Income	$9,114,806	47,377,042	$(38,262,236)	(81)%
Expenses	1,620,429	2,306,917	(686,488)	(30)%

Increase in net assets	$7,494,377	$45,070,125	$(37,575,748)	(83)%

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

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2021 and 2020:

	2021	2020
Balance at April 1	$200,436,921	$178,822,344
Realized gain on matured policies	20,959,867	61,223,914
Unrealized loss on assets held	(11,922,241)	(13,980,177)
Change in estimated fair value	9,037,626	47,243,737

Matured policies, net of fees	(28,146,887)	(74,545,261)
Premiums paid	16,044,407	15,367,195
Balance at June 30,	$197,372,067	$166,888,015

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains on matured policies in addition to unrealized losses on policies which is affected by changes in valuation assumptions, including mortality, and discount rates. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses

	Three Months Ended June 30,
	2021	2020	Change	% Change
Interest	$121,040	186,612	$(65,572)	(35)%
Administrative and filing fees	5,934	277,510	(271,576)	(98)%
Legal fees	176,757	393,208	(216,451)	(55)%
Professional fees	1,474,442	1,427,749	46,693	3%
Bad debt expense (recovery)	(237,156)	(51,159)	(185,997)	364%
Other general and administrative	79,412	72,997	6,415	9%
Total expenses	$1,620,429	$2,306,917	$(686,488)	(30)%

The Trust had a decrease of $0.7 million in expenses for the three months ended June 30, 2021, versus three months ended June 30, 2020. The decrease in expenses is driven by decrease in interest expense due to the pay down of the notes payable balance, decreases in administrative and filings fees due to termination of bankruptcy, decrease in legal fees due to termination of Sunlife case in 2020, and an increase in recovery of bad debt led by recovery of past due funds during distributions. The decrease in expenses is offset by an increase in professional fees associated with servicing fees with the servicing fees expensed instead of netted against maturity proceeds as it was in prior periods.

Results of Operations for the Partnership

The net increase in net assets for the three months ended June 30, 2021, was $4.3 million as compared to a net increase in net assets of $26.7 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Results of Operations for the Trust

Net increase in net assets for the six months ended June 30, 2021, was $59.8 million as compared to a net increase in net assets of $55.1 million for the same period last year. The following are the components of net change in net assets resulting from operations for the six months ended June 30, 2021, and 2020:

	Six Months Ended June 30,
	2021	2020	Change	% Change
Income	$63,889,997	$60,262,485	$3,627,512	6%
Expenses	4,101,391	5,190,798	(1,089,407)	(21)%
Increase in net assets	$59,788,606	$55,071,687	$4,716,919	9%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 "Fair Value Measurements" in the accompanying financial statements. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2021 and 2020:

	2021	2020
Balance at January 1,	$159,179,912	$172,242,734
Realized gain on matured policies	44,781,048	79,469,615
Unrealized gain (loss) on assets held	18,359,434	(19,599,558)
Change in estimated fair value	63,140,482	59,870,057

Matured policies, net of fees	(55,955,834)	(96,118,957)
Premiums paid	31,007,507	30,894,181
Balance at June 30,	$197,372,067	$166,888,015

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains on matured policies in addition to unrealized gain (losses) on policies which is affected by changes in valuation assumptions, including mortality and discount rates. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements.

Expenses

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Interest	242,990	399,923	(156,933)	(39)%
Administrative and filing fees	265,934	536,260	(270,326)	50%
Legal fees	474,591	1,204,320	(729,729)	(61)%
Professional fees	3,071,385	2,929,859	141,526	5%
Bad debt expense (recovery)	(238,418)	(73,593)	(164,825)	(224)%
Other general and administrative	285,418	194,029	91,389	47%
Total expenses	4,101,391	5,190,798	(1,089,407)	(21)%

The Trust had a decrease of $1.1 million in expenses for the six months ended June 30, 2021, versus six months ended June 30, 2020. The decrease in expenses is driven by decrease in interest expense due to the pay down of the notes payable balance, decreases in administrative and filings fees due to termination of bankruptcy, decrease in legal fees due to termination of Sunlife case in 2020, and an increase in bad debt recovery led by recovery of past due funds during distributions. The decrease in expenses is offset by an increase in professional fees associated with servicing fee with the servicing fee expensed instead of netted against maturity proceeds as it was in prior periods and an increase in other general and administrative expenses associated with renewal fees for the Veritex line of credit.

Results of Operations for the Partnership

The net increase in net assets for the six months ended June 30, 2021, was $34.7 million as compared to a net increase in net assets of $31.8 million for the same period in the last year.

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

Capital

Loan Facilities

To provide for short term capital needs of the Position Holders Trust, if any, effective January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, had an initial 2-year term and, as to any amounts drawn thereunder, bore interest at the rate of 6% per annum. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of June 30, 2021, and December 31, 2020.

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

As of June 30, 2021, and December 31, 2020, the outstanding balances of the New IRA notes was $16.1 million. The sinking fund associated with these notes had balances of $5.3 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively.

Liquidity and Financial Condition

At June 30, 2021, the Position Holder Trust had $94.8 million of cash primarily consisting of $54.9 million held to pay Policy premiums on behalf of Trust and the continuing fractional holders, $1.4 million held to pay maturities collected and owed to current fractional holders, $37.6 million held as collateral deposits on debt, policy premiums, and distributions, and $0.9 million was available to pay for operating expenses of the Trust.

At December 31, 2020, the Position Holder Trust had $100.4 million of cash primarily consisting of $61.2 million held to pay Policy premiums on behalf of the Trust and the continuing fractional holders, $6.3 million held to pay maturities collected and owed to current fractional holders, $31.9 million held as collateral deposits on debt, and $1.0 million was available to pay for operating expenses of the Trust.

The Trust’s maturities receivable decreased by $9.7 million from $34.1 million at December 31, 2020, to $24.4 million at June 30, 2021. The decrease was mainly attributable to the decrease in and timing of maturities of insurance contracts, settlement of insurance contracts, and improvements in timing of collection of death certificates during the six-month period.

The Trust’s total outstanding liabilities decreased by $11.4 million from $56.4 million at December 31, 2020, to $45.0 million at June 30, 2021. The decrease was attributable to decrease in accrued expenses due to paydown of US Trustee fees and decrease in both maturity and premium liabilities.

During the six months ended June 30, 2021, and 2020, the Position Holder Trust paid premiums on Policies totaling $31.0 million and $30.9 million, respectively on the PHT Portfolio. Also, for the six months ended June 30, 2021, and 2020, there were net proceeds from maturities of $65.7 million and $64.7 million, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, and December 31, 2020, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of June 30, 2021, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of June 30, 2021.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.5%	14.0%	A+
The Lincoln National Life Insurance	8.9%	10.2%	A+

Interest Rate Risk

The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending June 30, 2021, did not impact the Trust’s operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to any litigation matters during the three months ended June 30, 2021.

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

Dated: August 12, 2021

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Manager

