Form 10-Q
period 2021-09-30
Life Partners Position Holder Trust
filed 2021-11-12
CIK 1692144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Life Partners Position Holder Trust

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash	$177,281	$950,399
Maturities receivable	22,155,678	34,144,775
Prepaids and other assets	693,382	564,985
Restricted cash and cash equivalents	109,372,360	99,496,379
Life insurance policies	191,833,847	159,179,912

Total assets	$324,192,548	$294,336,450

Liabilities
Notes payable	$16,138,211	$16,138,211
Premium liability	22,161,602	30,708,458
Maturity liability	772,081	5,871,936
Accounts payable	461,199	479,922
Distributions payable	197,930	255,305
Accrued expenses	924,313	2,979,480

Commitments and Contingencies (Note 2)

Total liabilities	40,655,336	56,433,312

Net assets	$283,537,212	$237,903,138

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$13,874,709	$(3,612,125)	$77,015,191	$56,257,932
Other income	85,775	112,099	835,290	504,527

Total income	13,960,484	(3,500,026)	77,850,481	56,762,459

Expenses
Interest expense	121,040	186,612	364,030	586,535
Administrative and filing fees	11,996	264,261	277,930	800,521
Legal fees	258,198	341,488	732,789	1,545,808
Professional fees	2,162,374	1,385,662	5,233,759	4,315,521
Bad debt expense (recovery)	(24,668)	(841,050)	(263,595)	(914,643)
Other general and administrative	116,376	106,455	401,794	300,484

Total expenses	2,645,316	1,443,428	6,746,707	6,634,226

Increase (decrease) in net assets resulting from operations	$11,315,168	$(4,943,454)	$71,103,774	$50,128,233

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$272,238,245	$237,671,546	$237,903,138	$212,734,754
Distributions to unit holders	—	(2)	(25,000,005)	(30,000,002)
Redemption of units	(16,201)	(1,931,443)	(469,695)	(2,066,338)
Net increase in net assets resulting from operations	11,315,168	(4,943,454)	71,103,774	50,128,233

Net assets, end of period	$283,537,212	$230,796,647	$283,537,212	$230,796,647
Net asset value per unit:
Number of units	1,234,577,978	1,235,547,612	1,234,577,978	1,235,547,612
Net assets per unit	$0.23	$0.19	$0.23	$0.19

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$71,103,774	$50,128,233
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(77,015,191)	(56,257,932)
Change in assets and liabilities:
Prepaids and other assets	(128,397)	7,265
Premium liability	(8,546,856)	(8,449,419)
Maturity liability	(5,099,855)	(820,371)
Accounts payable	(18,723)	18,609
Distributions payable	(57,375)	(131,120)
Accrued expenses	(2,055,167)	1,414,436
Net cash flows used in operating activities	(21,817,790)	(14,090,299)
Cash flows from investing activities:
Premiums paid on policies	(47,039,704)	(46,115,294)
Net proceeds from maturities of life policies	103,430,057	121,617,747
Net cash flows provided by investing activities	56,390,353	75,502,453
Cash flows from financing activities:
Payments on notes payable	—	(916,667)
Redemption of Units	(469,695)	(2,066,338)
Distributions to unit holders	(25,000,005)	(30,000,002)
Net cash flows used in financing activities	(25,469,700)	(32,983,007)

Net increase in cash	9,102,863	28,429,147

Cash and cash equivalents, beginning of period	100,446,778	80,762,180

Cash and cash equivalents, end of period	$109,549,641	$109,191,327

Supplemental cash flow information:

Cash paid for interest	$—	$26,796

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of September 30, 2021, and December 31, 2020, there were 6,415 and 6,497 holders of the 1,234,577,978 and 1,226,958,714 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. At September 30, 2021 and December 31, 2020, the Trust’s portion of the portfolio consists of positions in 2,607 and 2,739 life insurance policies with aggregate fair values of $191.8 million and $159.2 million and aggregate face values of approximately $0.9 billion and $1.0 billion, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the nine months ending September 30, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Tender Offer

On June 24, 2021, CFunds Life Settlement, LLC (“Contrarian”) made an offer to purchase up to 66,964,507 interests in the Life Partners Position Holder Trust (the “Trust Interests”) and up to 99,702,160 interests in Life Partners IRA Holder Partnership, LLC (the “Partnership Interests”) at a purchase price of $0.15 per Unit (the “Offer to Purchase”). The Trustee determined that the Offer to Purchase complies with the Plan, but the Trust and the IRA Partnership expressed no opinion as to whether any investor should accept or reject the Offer to Purchase. The Offer expired August 12, 2021. Pursuant to the Offer, Contrarian purchased 33,468,807 Trust Interests, of which 19,804,510 were related to those held by the Partnership Interests validly tendered and not validly withdrawn. The transfer of all Interests was effected on August 31, 2021.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. The Trust redeemed 103,612 Units for a total of $16.2 thousand and 10,183,928 units for a total of $1.9 million for three months ending September 30, 2021, and September 30, 2020, respectively.

The Trust redeemed 2,739,715 Units for a total of $469.7 thousand and 10,933,345 units for a total of $2.1 million for nine months ending September 30, 2021, and September 30, 2020, respectively.

Included in the redemption total above for nine months ending September 30, 2021, the Trust redeemed 1,156,938 units for $220.1 thousand held by the Life Partners Creditors’ Trust.

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

Transition of Securities Intermediary

Upon the formation of the Trust, and pursuant to a Securities and Deposit Accounts Agreement and Securities and Deposit Accounts Control Agreement, Advanced Trust and Life Escrow Services LTA (“ATLES”), was designated by the Trust to serve as securities intermediary and depository for the Policies. In August 2021, in order to provide for administrative efficiency and to position the Policies for eventual disposition, the Trust formed two entities, PHT Holding I, LLC and PHT Holding II, LLC (the “PHT Holding Entities”), to replace ATLES. The Trust holds 100 percent of the outstanding membership units of the PHT Holding Entities. Upon the completion of the transfers of the Policies, the PHT Holding Entities will maintain custody and control of the Policies and related deposit accounts pending disbursement of Policy proceeds upon maturity in accordance with instructions provided to it by the Trustee. PHT Holding I, LLC will be the owner for Life Settlement policies and PHT Holding II, LLC will be the owner for Viatical policies.

As a part of the transfer of the Policies to the PHT Holding Entities, the Trust entered into an amendment of its Servicing Agreement with Northstar Capital Management, LLC (“Northstar”), and also entered into a Policy and Administration Agent Agreement with Northstar. Under these agreements, Northstar was engaged to complete the beneficiary and ownership transfer of the Policies, to obtain new third-party authorizations for the administration of the Policies, and to act as the PHT entities’ premium and maturity relay agent.

As compensation for its services under the amended Servicing Agreement, Northstar will receive an additional payment in the amount of $1,000 per each policy for which the transfer to the PHT Holding Entities is completed. As compensation under the Policy and Administration Agent Agreement, Northstar will receive the fixed sum of $5,000 per month, beginning upon the commencement of its services on August 17, 2021. The Trustee believes that the fees paid to Northstar are reasonable and customary, will result in overall cost savings and operational efficiency for the Trust, and will additionally provide flexibility in its ability to administer the Trust assets.

Distributions

On April 20, 2021, the Trust paid the $25.0 million distribution, of which approximately $15.0 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.

Subsequent to the end of the quarter, on October 4, 2021, the Trust announced in its newsletter the Trust's Governing Trust Board's and Trustee's decision to make a distribution of approximately $20.0 million to the holders of Units in the Trust, of which approximately $11.9 million was paid to the IRA Partnership, net of amounts owned by the Partnership to the Trust. The distribution was made on October 20, 2021, based on the number of Units held and deducting any holder obligations for unpaid premiums.

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the consolidated financial statements of the Trust as of September 30, 2021, and for the three and nine months ended September 30, 2021, and 2020 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2020, and the Plan.

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

Basis of Consolidation

The consolidated financial statements of Life Partners Position Holders Trust include the accounts of the Life Partners Position Holders Trust and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $0.4 million and $1.0 million respectively, which fully offset receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2021, and December 31, 2020.

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of September 30, 2021, and December 31, 2020, the Trust has $109.4 million and $99.5 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, and collateral deposits.

The following tables provide a reconciliation of cash, restricted cash and cash equivalents reported in the consolidated statement of cash flows to the consolidated balance sheets.

	September 30, 2021	December 31, 2020

Supplemental cash flow information:
Cash	$177,281	$950,399
Restricted cash and cash equivalents	109,372,360	99,496,379

Total cash and cash equivalents	$109,549,641	$100,446,778

Note 4 - Life Insurance Policies

As of September 30, 2021, the Trust owns an interest in 2,607 policies of which 367 are life settlement policies and 2,240 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $0.9 billion as of September 30, 2021, of which $0.7 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $191.8 million as of September 30, 2021, of which $181.9 million is attributable to life settlements and $9.9 million is attributable to viaticals.

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

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of September 30, 2021, and December 31, 2020:

As of September 30, 2021:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	3,298	2,671
2-3	4	2,695,248	1,347,395
3-4	77	119,413,801	35,575,045
4-5	181	397,639,204	103,748,446
Thereafter	2,344	402,384,416	51,160,290
	2,607	$922,135,967	$191,833,847

As of December 31, 2020:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	34,398
2-3	6	7,221,086	2,249,751
3-4	93	154,462,044	37,115,382
4-5	200	426,793,251	84,401,748
Thereafter	2,439	408,906,636	35,378,633
	2,739	$997,429,412	$159,179,912

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of September 30, 2021, are as follows:

2021 remaining	$16,342,839
2022	63,719,236
2023	59,852,039
2024	52,294,543
2025	44,495,929
Thereafter	168,445,148

Total	$405,149,734

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

Note 5 - Notes Payable

To provide for short term capital needs of the Position Holders Trust, if any, effective January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, had an initial 2-year term and, as to any amounts drawn thereunder, bore interest at the rate of 6% per annum. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, and December 31, 2020, the outstanding balances of the New IRA notes was $16.1 million. The sinking fund associated with these notes had balances of $8.1 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively.

Future scheduled principal payments on the long-term debt are as follows as of September 30, 2021:

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

The balances of the Trust's assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
Assets:
Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$191,833,847	$159,179,912

Total Fair Value	$191,833,847	$159,179,912

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	September 30, 2021	December 31, 2020
Fair Value	$191,833,847	$159,179,912

Face Value	$922,135,967	$997,429,412

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Weighted average discount rates
Life Settlements	15.0%	26.7%
Viaticals	20.0%	27.3%

Mortality assumptions - 2015 VBT mortality multipliers:
Life Settlements	85% - 90%	90% - 100%
Viaticals	350%	350%

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

As of September 30, 2021, the default mortality multipliers used are 90% for the life settlement males,85% for the life settlement females, and 350% for the viaticals regardless of gender. As of December 31, 2020, the default mortality multipliers used are 100% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

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

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of September 30, 2021 and December 31, 2020. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life expectancy sensitivity analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of September 30, 2021 and December 31, 2020 would be as follows:

As of September 30, 2021	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$207,017,031	$15,183,184
No change	4.9 years	$191,833,847	—
+5%		$175,933,837	$(15,900,010)

As of December 31, 2020	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$173,516,265	$14,336,353
No change	4.7 years	$159,179,912	—
+5%		$144,277,667	$(14,902,245)

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of September 30, 2021 and December 31, 2020 would be as follows:

As of September 30, 2021 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$178,158,230	$(13,675,617)
No change	$191,833,847	—
-2%	$207,558,233	$15,724,386

As of December 31, 2020 Rate Adjustment	Fair Value	Change in Fair Value
+2%	$151,012,859	$(8,167,053)
No change	$159,179,912	—
-2%	$168,255,950	$9,076,038

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of September 30, 2021:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.9%	13.0%	A+
John Hancock Life Insurance Company	7.1%	10.4%	A+
The Lincoln National Life Insurance	8.7%	10.0%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2020:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	10.2%	13.5%	A
The Lincoln National Life Insurance	10.0%	11.5%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended September 30, 2021 and 2020:

	2021	2020
Balance at July 1,	$197,372,067	$166,888,015
Realized gain on matured policies	22,830,684	11,320,725
Unrealized loss on assets held	(8,955,975)	(14,932,850)
Change in estimated fair value	13,874,709	(3,612,125)
Matured policies, net of fees	(35,445,126)	(14,453,568)
Premiums paid	16,032,197	15,221,113
Balance at September 30,	$191,833,847	$164,043,435

The following table provides a roll-forward of the fair value of life insurance policies for the nine months ended September 30, 2021 and 2020:

	2021	2020
Balance at January 1,	$159,179,912	$172,242,734
Realized gain on matured policies	67,611,732	90,790,340
Unrealized gain (loss) on assets held	9,403,459	(34,532,408)
Change in estimated fair value	77,015,191	56,257,932
Matured policies, net of fees	(91,400,960)	(110,572,525)
Premiums paid	47,039,704	46,115,294
Balance at September 30,	$191,833,847	$164,043,435

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities and premium receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$169,237,880	$143,078,791
Total assets	$169,237,880	$143,078,791
Liabilities
Distributions payable	$69,320	$109,934
Due to the Life Partners Position Holder Trust	370,250	254,047
Total liabilities	$439,570	$363,981
Net assets	$168,798,310	$142,714,810

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity income from Life Partners Position Holder Trust	$6,497,047	$(3,085,879)	$41,292,176	$28,801,641
Expenses
Professional fees	4,000	4,000	21,000	21,700
State and local taxes	—	—	54,589	49,249
Increase (decrease) in net assets resulting from operations	$6,493,047	$(3,089,879)	$41,216,587	$28,730,692

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net assets, beginning of period	$162,305,263	$141,971,875	$142,714,810	$128,153,422
Distribution to Partnership member interest holders	—	1,807	(14,955,327)	(17,963,473)
Redemption of Member Interests	—	(411,084)	(177,760)	(447,922)
Increase (decrease) in net assets	6,493,047	(3,089,879)	41,216,587	28,730,692
Net assets, end of period	$168,798,310	$138,472,719	$168,798,310	$138,472,719
Net asset value per unit:
Number of units	736,895,760	743,227,521	736,895,760	743,227,521
Net assets per unit	$0.23	$0.19	$0.23	$0.19

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$41,216,587	$28,730,692
Adjustments to reconcile net increase in net assets to net cash provided by operations:
Equity income from Life Partners Position Holder Trust	(41,292,176)	(28,801,641)
Change in assets and liabilities:
Due to the Life Partners Position Holder Trust	116,203	94,805
Net cash provided by operating activities	40,614	23,856

Cash flows from investing activities:
Distribution from Life Partners Position Holder Trust	14,955,327	17,963,473
Redemption of units by Life Partners Position Holder Trust	177,760	447,922
Net cash flows provided by investing activities	15,133,087	18,411,395

Cash flows from financing activities:
Distributions to IRA Partnership Member Interest holders	(14,995,941)	(17,987,329)
Redemption of Partnership Member Interests	(177,760)	(447,922)
Net cash flows used in financing activities	(15,173,701)	(18,435,251)

Net change in cash	$—	$—
Cash, beginning of period	$—	$—
Cash, end of period	$—	$—

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 736,895,760 and 737,912,834 units as of September 30, 2021, and December 31, 2020, respectively, of the Trust’s outstanding units totaling 1,234,577,978 and 1,226,958,714 as of September 30, 2021, and December 31, 2020, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Member Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust, and it engages in no other business activity.

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

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the nine months ending September 30, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Tender Offer

On June 24, 2021, CFunds Life Settlement, LLC (“Contrarian”) made an offer to purchase up to 66,964,507 interests in the Life Partners Position Holder Trust (the “Trust Interests”) and up to 99,702,160 interests in Life Partners IRA Holder Partnership, LLC (the “Partnership Interests”) at a purchase price of $0.15 per Unit (the “Offer to Purchase”). The Trustee determined that the Offer to Purchase complies with the Plan, but the Trust and the IRA Partnership expressed no opinion as to whether any investor should accept or reject the Offer to Purchase. The Offer expired August 12, 2021. Pursuant to the Offer, Contrarian purchased 33,468,807 Trust Interests, of which 19,804,510 were related to those held by the Partnership Interests validly tendered and not validly withdrawn. The transfer of all Interests was effected on August 31, 2021.

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

In third quarter of 2021, the Trust did not redeem any Units held by the Partnership. In third quarter of 2020, the Trust redeemed 2,176,265 Units held by the Partnership for a total of $411.1 thousand. In turn, the Partnership redeemed member interest of $411.1 thousand in the third quarter of 2020.

For the nine months ended September 30, 2021, the Trust redeemed 935,579 Units held by the Partnership for a total of $177.8 thousand. In turn, the Partnership redeemed member interest of $177.8 thousand in the nine months ended September 30, 2021. For the nine months ending September 30, 2020, the Trust redeemed 2,380,918 Units held by the Partnership for a total of $447.9 thousand. In turn, the Partnership redeemed member interest of $447.9 thousand in the nine months ended September 30, 2020.

Included in the redemption total above for nine months ended September 30, 2021, the Trust redeemed 627,686 units for $119.3 thousand held by the Life Partners Creditors’ Trust.

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

Subsequent to the end of the quarter, on October 4, 2021, the Trust announced in its newsletter the Trust's Governing Trust Board's and Trustee's decision to make a distribution of approximately $20.0 million to the holders of Units in the Trust, of which approximately $11.9 million was paid to the IRA Partnership, net of amounts owned by the Partnership to the Trust. The distribution was made on October 20, 2021, based on the number of Units held and deducting any holder obligations for unpaid premiums.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Investment in life insurance policies	$191,833,847	$159,179,912
All other assets	132,358,701	135,156,538
Total assets	$324,192,548	$294,336,450
Total liabilities	$40,655,336	$56,433,312
Net assets	$283,537,212	$237,903,138

Income Statement Data

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$13,874,709	$(3,612,125)	$77,015,191	$56,257,932
Other income	85,775	112,099	835,290	504,527
Total income	13,960,484	(3,500,026)	77,850,481	56,762,459
Total expenses	2,645,316	1,443,428	6,746,707	6,634,226
Net increase in net assets resulting from operations	$11,315,168	$(4,943,454)	$71,103,774	$50,128,233

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of September 30, 2021, nor December 31, 2020.

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

As of September 30, 2021, and December 31, 2020, there were 6,415 and 6,497 holders of the 1,234,577,978 and 1,226,958,714 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. At September 30, 2021 and December 31, 2020, the Trust’s portion of the portfolio consists of positions in 2,607 and 2,739 life insurance policies, respectively with aggregate fair values of $191.8 million and $159.2 million and aggregate face values of approximately $0.9 billion and $1.0 billion, respectively. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the nine months ending September 30, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

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

Tender Offer

On June 24, 2021, CFunds Life Settlement, LLC (“Contrarian”) made an offer to purchase up to 66,964,507 interests in the Life Partners Position Holder Trust (the “Trust Interests”) and up to 99,702,160 interests in Life Partners IRA Holder Partnership, LLC (the “Partnership Interests”) at a purchase price of $0.15 per Unit (the “Offer to Purchase”). The Trustee determined that the Offer to Purchase complies with the Plan, but the Trust and the IRA Partnership expressed no opinion as to whether any investor should accept or reject the Offer to Purchase. The Offer expired August 12, 2021. Pursuant to the Offer, Contrarian purchased 33,468,807 Trust Interests, of which 19,804,510 were related to those held by the Partnership Interests validly tendered and not validly withdrawn. The transfer of all Interests was effected on August 31, 2021.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. The Trust redeemed 103,612 Units for a total of $16.2 thousand and 10,183,928 units for a total of $1.9 million for three months ending September 30, 2021, and September 30, 2020, respectively.

The Trust redeemed 2,739,715 Units for a total of $469.7 thousand and 10,933,345 units for a total of $2.1 million for nine months ending September 30, 2021, and 2020, respectively.

Included in the redemption total above for nine months ending September 30, 2021, the Trust redeemed 1,156,938 units for $220.1 thousand held by the Life Partners Creditors’ Trust.

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

Transition of Securities Intermediary

Upon the formation of the Trust, and pursuant to a Securities and Deposit Accounts Agreement and Securities and Deposit Accounts Control Agreement, Advanced Trust and Life Escrow Services LTA (“ATLES”), was designated by the Trust to serve as securities intermediary and depository for the Policies. In August 2021, in order to provide for administrative efficiency and to position the Policies for eventual disposition, the Trust formed two entities, PHT Holding I, LLC and PHT Holding II, LLC (the “PHT Holding Entities”), to replace ATLES. The Trust holds 100 percent of the outstanding membership units of the PHT Holding Entities. Upon the completion of the transfers of the Policies, the PHT Holding Entities will maintain custody and control of the Policies and related deposit accounts pending disbursement of Policy proceeds upon maturity in accordance with instructions provided to it by the Trustee. PHT Holding I, LLC will be the owner for Life Settlement policies and PHT Holding II, LLC will be the owner for Viatical policies.

As a part of the transfer of the Policies to the PHT Holding Entities, the Trust entered into an amendment of its Servicing Agreement with Northstar Capital Management, LLC (“Northstar”), and also entered into a Policy and Administration Agent Agreement with Northstar. Under these agreements, Northstar was engaged to complete the beneficiary and ownership transfer of the Policies, to obtain new third-party authorizations for the administration of the Policies, and to act as the PHT entities’ premium and maturity relay agent.

As compensation for its services under the amended Servicing Agreement, Northstar will receive an additional payment in the amount of $1,000 per each policy for which the transfer to the PHT Holding Entities is completed. As compensation under the Policy and Administration Agent Agreement, Northstar will receive the fixed sum of $5,000 per month, beginning upon the commencement of its services on August 17, 2021. The Trustee believes that the fees paid to Northstar are reasonable and customary, will result in overall cost savings and operational efficiency for the Trust, and will additionally provide flexibility in its ability to administer the Trust assets.

Distributions

On April 20, 2021, the Trust paid the $25.0 million distribution, of which approximately $15.0 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.

Subsequent to the end of the quarter, on October 4, 2021, the Trust announced in its newsletter the Trust's Governing Trust Board's and Trustee's decision to make a distribution of approximately $20.0 million to the holders of Units in the Trust, of which approximately $11.9 million was paid to the IRA Partnership, net of amounts owned by the Partnership to the Trust. The distribution was made on October 20, 2021, based on the number of Units held and deducting any holder obligations for unpaid premiums.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of September 30, 2021, or December 31, 2020.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of September 30, 2021, nor December 31, 2020.

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

Results of Continuing Operations

As of September 30, 2021, the Trust owns an interest in 2,607 policies of which 367 are life settlement policies and 2,240 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $0.9 billion as of September 30, 2021, of which $0.7 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $191.8 million as of September 30, 2021, of which $181.9 million is attributable to life settlements and $9.9 million is attributable to viaticals.

The Policies were valued as of September 30, 2021, with a distinctions between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with discount rate of 15% for life settlements and 20% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

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

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Results of Operations for the Trust

Net increase in net assets for the three months ended September 30, 2021, was $11.3 million as compared to a net decrease in net assets of $4.9 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended September 30, 2021, and 2020:

	Three Months Ended September 30,
	2021	2020	Change	% Change
Income	$13,960,484	$(3,500,026)	$17,460,510	499%
Expenses	2,645,316	1,443,428	1,201,888	83%

Increase in net assets	$11,315,168	$(4,943,454)	$16,258,622	329%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 "Fair Value Measurements" in the accompanying financial statements. The primary increase in income is due to an increase in maturities of policies resulting in an increase in realized gains from the investment portfolio of life insurance policies as described in Note 6 “Fair Value Measurements” in the accompanying consolidated financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended September 30, 2021 and 2020:

	2021	2020
Balance at July 1,	$197,372,067	$166,888,015
Realized gain on matured policies	22,830,684	11,320,725
Unrealized loss on assets held	(8,955,975)	(14,932,850)
Change in estimated fair value	13,874,709	(3,612,125)
Matured policies, net of fees	(35,445,126)	(14,453,568)
Premiums paid	16,032,197	15,221,113
Balance at September 30,	$191,833,847	$164,043,435

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

Expenses

	Three Months Ended September 30,
	2021	2020	Change	% Change
Interest	$121,040	186,612	$(65,572)	(35)%
Administrative and filing fees	11,996	264,261	(252,265)	(95)%
Legal fees	258,198	341,488	(82,290)	(24)%
Professional fees	2,162,374	1,385,662	776,712	56%
Bad debt expense (recovery)	(24,668)	(841,050)	816,382	(97)%
Other general and administrative	116,376	106,455	9,921	9%
Total expenses	$2,645,316	$1,443,428	$1,201,888	83%

The Trust had an increase of $1.2 million in expenses for the three months ended September 30, 2021, versus three months ended September 30, 2020. The increase in expenses is driven by an increase in professional fees associated with the servicing fees expensed instead of netted against maturity proceeds as it was in prior periods, an increase in professional fees due to additional fees associated with transfer of intermediary responsibilities from ATLES to the Trust, and due to reduction in bad debt recovery as compared to 2020. The increase in expenses is offset by decrease in interest expense due to the pay down of the notes payable balance, decreases in administrative and filings fees due to termination of bankruptcy, decrease in legal fees due to overall efficiency improvements.

Results of Operations for the Partnership

The net increase in net assets for the three months ended September 30, 2021, was $6.5 million as compared to a net decrease in net assets of $3.1 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Results of Operations for the Trust

Net increase in net assets for the nine months ended September 30, 2021, was $71.1 million as compared to a net increase in net assets of $50.1 million for the same period last year. The following are the components of net change in net assets resulting from operations for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Income	$77,850,481	$56,762,459	$21,088,022	37%
Expenses	6,746,707	6,634,226	112,481	2%
Increase in net assets	$71,103,774	$50,128,233	$20,975,541	42%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 "Fair Value Measurements" in the accompanying consolidated financial statements. The primary increase in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying consolidated financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the nine months ended September 30, 2021 and 2020:

	2021	2020
Balance at January 1,	$159,179,912	$172,242,734
Realized gain on matured policies	67,611,732	90,790,340
Unrealized gain (loss) on assets held	9,403,459	(34,532,408)
Change in estimated fair value	77,015,191	56,257,932
Matured policies, net of fees	(91,400,960)	(110,572,525)
Premiums paid	47,039,704	46,115,294
Balance at September 30,	$191,833,847	$164,043,435

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

Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Interest	$364,030	$586,535	(222,505)	(38)%
Administrative and filing fees	277,930	800,521	(522,591)	(65)%
Legal fees	732,789	1,545,808	(813,019)	(53)%
Professional fees	5,233,759	4,315,521	918,238	21%
Bad debt expense (recovery)	(263,595)	(914,643)	651,048	(71)%
Other general and administrative	401,794	300,484	101,310	34%
Total expenses	$6,746,707	$6,634,226	112,481	2%

The Trust had an increase of $0.1 million in expenses for the nine months ended September 30, 2021, versus nine months ended September 30, 2020. The increase in expenses is driven by an increase in professional fees associated with the servicing fee expensed instead of netted against maturity proceeds as it was in prior periods, an increase in professional fees due to additional fees associated with transfer of intermediary responsibilities from ATLES to the Trust, an increase in other general and administrative expenses associated with renewal fees for the Veritex line of credit, and due to reduction in bad debt recovery as compared to 2020. The increase in expenses is offset by a decrease in interest expense due to the pay down of the notes payable balance, decreases in administrative and filings fees due to termination of bankruptcy, decrease in legal fees due to termination of Sunlife case in 2020.

Results of Operations for the Partnership

The net increase in net assets for the nine months ended September 30, 2021, was $41.2 million as compared to a net increase in net assets of $28.7 million for the same period in the last year.

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

Capital

Loan Facilities

To provide for short term capital needs of the Position Holders Trust, if any, effective January 30, 2019, the Position Holders Trust entered into a $15.0 million revolving credit facility with Veritex Community Bank of Dallas (“Veritex Credit Facility”), Texas. The Veritex Credit Facility, is secured by a lien on the Position Holder Trust’s assets, had an initial 2-year term and, as to any amounts drawn thereunder, bore interest at the rate of 6% per annum. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of September 30, 2021, and December 31, 2020.

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

As of September 30, 2021, and December 31, 2020, the outstanding balances of the New IRA notes was $16.1 million. The sinking fund associated with these notes had balances of $8.1 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively.

Liquidity and Financial Condition

At September 30, 2021, the Position Holder Trust had $109.5 million of cash primarily consisting of $57.9 million held to pay Policy premiums on behalf of Trust and the continuing fractional holders, $1.4 million held to pay maturities collected and owed to current fractional holders, $50.0 million held as collateral deposits on debt, policy premiums, and distributions, and $0.2 million was available to pay for operating expenses of the Trust.

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

The Trust’s maturities receivable decreased by $12.0 million from $34.1 million at December 31, 2020, to $22.1 million at September 30, 2021. The decrease was mainly attributable to the decrease in and timing of maturities of insurance contracts, settlement of insurance contracts, and improvements in timing of collection of death certificates during the nine-month period.

The Trust’s total outstanding liabilities decreased by $15.7 million from $56.4 million at December 31, 2020, to $40.7 million at September 30, 2021. The decrease was attributable to decrease in accrued expenses due to paydown of US Trustee fees and decrease in both maturity and premium liabilities.

During the nine months ended September 30, 2021, and 2020, the Position Holder Trust paid premiums on Policies totaling $47.0 million and $46.1 million, respectively on the PHT Portfolio. Also, for the nine months ended September 30, 2021, and 2020, there were net proceeds from maturities of $103.4 million and $121.6 million, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, and December 31, 2020, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of September 30, 2021, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of September 30, 2021:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.9%	13.0%	A+
John Hancock Life Insurance Company	7.1%	10.4%	A+
The Lincoln National Life Insurance	8.7%	10.0%	A+

Interest Rate Risk

The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending September 30, 2021, did not impact the Trust’s operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 26, 2021, the US District Court, District of Connecticut (New Haven) dismissed a lawsuit filed in July of 2020 against the Trustee, the Trust Board Members and others by an individual who sold investors fractional interests in life insurance policies owned by Life Partners Holdings, Inc. (Michael LaMothe v. Moran et al., Civil Action 2:20-CV-10128). The court also denied Mr. LaMothe’s motion for reconsideration. Although, Mr. LaMothe has appealed the dismissal, the Trustee believes that the appeal will be denied and further continues to believe that the dismissed suit was entirely without merit.

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

LIFE PARTNERS POSITION HOLDER TRUST

Dated: November 12, 2021	By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Manager

