Form 10-K
period 2021-12-31
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2022-03-16
CIK 1692144, 1705222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

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

None.

LIFE PARTNERS POSITION HOLDER TRUST

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

Item 1. Description of Business

Life Partners Position Holder Trust (“Trust”) and Life Partners IRA Holder Partnership, LLC (“IRA Partnership” or “Partnership”) were created on December 9, 2016, as a result of bankruptcy proceedings initiated in 2015 by Life Partners Holdings, Inc., a Texas corporation, its wholly-owned subsidiary Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation (collectively, “Debtors”). From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies.

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

The Plan became effective on December 9, 2016. Under the Plan, three new legal entities were created to implement the provisions of the Plan and to take required actions under the Plan:

•	Life Partners Position Holder Trust – The Position Holder Trust is a liquidating trust that owns the legal title to, and together with the Continuing Fractional Interest Holders, essentially all beneficial and equitable title in the Policies. The Trust will distribute the liquidation proceeds of those assets to the Trust beneficiaries and Continuing Fractional Interest Holders. In satisfaction of their respective claims against the Debtors, the Trust issued: (i) “Continuing Fractional Interests” to the holders of Fractional Interests who elected to continue their previous Fractional Interests in particular life insurance policies. (ii) beneficial interests called “Position Holder Trust Interests” to the holders of Fractional Interests who elected to pool their positions under the Position Holder Trust and (iii) new secured 15-year promissory notes to the IRA Holders, called “New IRA Notes,” secured by the right to receive payment from a sinking fund established under the Plan.

•	Life Partners IRA Holder Partnership, LLC – The IRA Partnership is a Texas limited liability company that issued limited liability company interests to certain IRA Holders in satisfaction of claims against the Debtors. The IRA Partnership holds Position Holder Trust interests that permit holders of IRA Partnership interests to receive proceeds from the liquidation of the Position Holder Trust. The IRA Partnership engages in no other business activity.

•	The Creditors’ Trust – The Plan also gave Investors an option to rescind their purchase of a Fractional Position and become holders of a Creditors’ Trust Interest. Life Partners Creditors’ Trust (“Creditors’ Trust”) is a liquidating trust that will (a) pursue litigation and other causes of action assigned to it under the Plan and (b) distribute the net proceeds collected by it to the holders of interests in the Creditors’ Trust. The Creditors’ Trust is administered by a different trustee. In 2021, the Creditors’s Trust was dissolved pursuant an order by The United States Bankruptcy Court For Northern District of Texas Forth Worth Division on March 29, 2021.

Financing for the Position Holder Trust

Effective January 30, 2019, the Trust had a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas (Veritex Credit Facility), with an initial 2-year term and interest at 6%. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of December 31. 2021 and December 31, 2020.

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

In August 2021, in order to provide for administrative efficiency and to position the Policies for eventual disposition, the Trust formed two entities, PHT Holding I, LLC and PHT Holding II, LLC (the “PHT Holding Entities”), to replace ATLES. The Trust holds 100 percent of the outstanding membership units of the PHT Holding Entities. In 2022 upon the completion of the transfers of the Policies, the PHT Holding Entities will maintain custody and control of the Policies and related deposit accounts pending disbursement of Policy proceeds upon maturity in accordance with instructions provided to it by the Trustee. PHT Holding I, LLC will be the owner for Life Settlement policies and PHT Holding II, LLC will be the owner for Viatical policies.

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

For the year ending December 31, 2021, the Trust redeemed in full all New IRA Notes having an outstanding balance of $56,000 or less. The amount paid in connection with the redemption was $9.6 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

For the year ending December 31, 2020, the Trust did a partial redemption of all remaining notes equal to 1/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $19,500 or less. The amount paid in connection with the redemption was $9.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

Portfolio Information

As of December 31, 2021, the aggregate portfolio (“Portfolio”) administered by the Trust (including Continuing Fractional Interests) consisted of 2,493 Policies of which 356 are life settlement policies and 2,137 are viaticals. Life settlements refer herein to life insurance policies on persons without any particular diagnosis of a terminal illness, while viaticals refer to policies in which the insured had been diagnosed with a terminal illness. As of December 31, 2021, the Portfolio’s aggregate face value was $1.3 billion, of which $1.1 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. As of December 31, 2021, the Portfolio’s aggregate fair value was $292.6 million, of which $280.0 million was attributable to life settlements and $12.6 million was attributable to viaticals. See, “Policy Valuation Methodology” below.

The 10 insurance companies representing the largest aggregate positions in the Portfolio as of December 31, 2021, are listed below:

Value Rank	Insurance Company	Carrier Rating	Aggregate Face Value		Aggregate Fair Value
1	Transamerica Financial Life Insurance Company	A | A- (Excellent)	$121,616,420	9.2%	$33,841,767	11.6%
2	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	108,439,006	8.2%	33,616,355	11.5%
3	The Lincoln National Life Insurance Company	A+ (Superior)	119,629,117	9.0%	29,677,408	10.1%
4	AXA Equitable Life Insurance Company	NR (Not Rated)	91,921,708	6.9%	22,274,251	7.6%
5	John Hancock Life Insurance Company of New York	A+ (Superior)	53,500,000	4.0%	20,325,000	6.9%
6	Lincoln Life & Annuity Company of New York	A+ (Superior)	69,120,000	5.2%	19,187,712	6.6%
7	American General Life Insurance Company	A | A- (Excellent)	73,393,887	5.5%	17,806,463	6.1%
8	Massachusetts Mutual Life Insurance Company	A++ (Superior)	61,282,891	4.6%	17,455,191	6.0%
9	Transamerica Life Insurance Company	A | A- (Excellent)	38,358,515	2.9%	11,207,009	3.8%
10	Lincoln Benefit Life Company	A | A- (Excellent)	39,580,911	3.0%	10,023,247	3.4%
			$776,842,454	58.7%	$215,414,403	73.6%

As of December 31, 2021, the Position Holder Trust’s portion of the Portfolio (“PHT Portfolio”), consisted of 2,493 Policies of which 356 are life settlement policies and 2,137 are viaticals. The PHT Portfolio is a subset of the Portfolio. The PHT Portfolio’s aggregate face value as of December 31, 2021, was $0.9 billion, of which $0.7 billion was attributable to life settlements and $0.2 billion was attributable to viaticals, and its aggregate fair value was $190.3 million of which $180.6 million was attributable to life settlements and $9.7 million was attributable to viaticals.

The 10 insurance companies representing the largest aggregate positions in the PHT Portfolio as of December 31, 2021 are listed below:

Value Rank	Insurance Company	Carrier Rating	Aggregate Face Value		Aggregate Fair Value
1	Transamerica Financial Life Insurance Company	A | A- (Excellent)	$82,293,466	9.2%	$22,850,095	12.0%
2	John Hancock Life Insurance Company (U.S.A.)	A+ (Superior)	65,851,998	7.3%	20,410,298	10.7%
3	The Lincoln National Life Insurance Company	A+ (Superior)	77,130,242	8.6%	18,728,090	9.8%
4	AXA Equitable Life Insurance Company	NR (Not Rated)	60,592,308	6.8%	14,545,114	7.6%
5	John Hancock Life Insurance Company of New York	A+ (Superior)	36,260,320	4.0%	13,642,624	7.2%
6	Lincoln Life & Annuity Company of New York	A+ (Superior)	46,219,131	5.2%	12,732,468	6.7%
7	American General Life Insurance Company	A | A- (Excellent)	48,944,577	5.5%	11,335,248	6.0%
8	Massachusetts Mutual Life Insurance Company	A++ (Superior)	38,417,994	4.3%	10,925,896	5.7%
9	Transamerica Life Insurance Company	A | A- (Excellent)	25,222,120	2.8%	7,361,778	3.9%
10	Lincoln Benefit Life Company	A | A- (Excellent)	26,638,197	3.0%	6,720,044	3.5%
			$507,570,353	56.6%	$139,251,656	73.2%

Approximately 86.3% of the Portfolio’s life insurance assets based on fair value were issued by insurance companies with an independently graded investment-grade credit rating of A- (Excellent) or better as of December 31, 2021. The overall composition of life insurance company credit exposure and the composite credit ratings as of December 31, 2021, are set forth below:

Number	Carrier Rating	% of Portfolio Face Value	% of Portfolio Fair Value	% of PHT Portfolio Face Value	% of PHT Portfolio Fair Value
206	A++ (Superior)	9.1%	8.7%	8.8%	8.3%
973	A+ (Superior)	40.2%	42.5%	40.0%	42.1%
1,054	A | A- (Excellent)	34.8%	35.1%	35.3%	35.7%
21	B++ (Good)	0.1%	—%	0.1%	—%
3	B+ (Good)	—%	—%	—%	—%
18	B (Fair)	0.3%	0.3%	0.3%	0.3%
1	C++ (Marginal)	—%	—%	—%	—%
217	NR (Not Rated)	15.5%	13.4%	15.5%	13.6%
2,493		100.0%	100.0%	100.0%	100.0%

The Portfolio consists of two types of interests: Position Holder Trust interests and Continuing Fractional Holder interests. Most Policies will have both interests because of the Debtors’ sale of fractional interests in the Policies. As of December 31, 2021, the Policy holdings of Position Holder Trust interests and Continuing Fractional Holder interests, as well as the aggregate face value and aggregate fair value, broken-out into the various age ranges is summarized below:

Insured’s Age (between ages)	Number of Insured	Aggregate Face Value	Aggregate Fair Value	PHT	CFH
100-109	3	$3,350,000	$1,749,711	61%	39%
90-99	326	1,030,156,822	269,279,476	65%	35%
80-89	33	60,081,420	9,671,804	67%	33%
70-79	209	26,977,115	3,586,033	79%	21%
60-69	994	110,965,903	6,521,799	80%	20%
50-59	892	88,721,188	1,789,252	80%	20%
40-49	36	3,482,666	3,521	81%	19%
0-39	—	—	—	—	—
Totals	2,493	$1,323,735,114	$292,601,596

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

Pursuant to the Plan, all causes of action held by the Debtors were assigned to and pursued by the Creditors’ Trust. Accordingly, other than resolution of disputes relating to certain claims held by Investors in accordance with the Plan and the Position Holder Trust Agreement, the Position Holder Trust and IRA Partnership are not involved in any material legal proceedings, other than as noted below.

Michael LaMothe v. Moran et al., Civil Action 2:20-CV-10128, was filed July 22, 2020 in the United States District Court (the “Court”), District of Connecticut (New Haven). LaMothe is an individual who sold investors interests in life insurance policies owned by Life Partners, Inc. LaMothe filed the instant suit against the PHT Trustee, many other bankruptcy professionals, and the PHT’s board members alleging breach of fiduciary duty and waste of corporate assets (among other claims) related to Life Partners Holdings, Inc. LaMothe’s lawsuit was dismissed without prejudice by the Court in Connecticut on August 26, 2021. LaMothe’s motion for reconsideration of that ruling was likewise denied and he filed an appeal (LaMothe v. Moran, et al.; Case No. 21-2295) with the US Court of Appeals for the Second Circuit on September 21, 2021. LaMothe filed his corrected brief with the Court of Appeals on March 4, 2022. If needed, a responsive brief for the Board Members and Trust is expected to be filed no earlier than March 30, 2022. The Trustee believes the case is entirely without merit.

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

The Trust redeemed 1,846,542 units for $0.3 million for the year ending December 31, 2021. The Partnership redeemed 937,269 Member Interest for $0.2 million for the year ending December 31, 2021. The Trust redeemed 20,011,309 units for $3.7 million for the year ending December 31, 2020. The Partnership redeemed 7,231,667 Member Interest for $1.4 million for the year ending December 31, 2020.

As part of the redemption the Trust redeemed 1,156,938 units for $0.2 million from the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

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

In 2021, the Trust made a distribution to Unit holders for the amount of $45.0 million based on the holder’s Pro Rata share of the outstanding Units. The Trust distributed $30.0 million to the Unit holders for the year ending December 31, 2020.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The statements in this discussion and analysis concerning expectations regarding the Position Holder Trust’s and the IRA Partnership’s future performance, liquidity and capital resources, as well as other non-historical statements are forward-looking statements that involve substantial risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward- looking statements, including the factors set forth below and elsewhere in this report:

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

Business Overview

The Position Holder Trust and the IRA Partnership came into existence on December 9, 2016, as a result of the Plan of Reorganization confirmed pursuant to the Chapter 11 bankruptcy proceeding initiated in 2015 by Life Partners Holdings, Inc. The Trust’s primary asset is its interest in a life insurance portfolio of 2,493 Policies, with an aggregate fair value of $292.6 million and an aggregate face value of approximately $1.3 billion at December 31, 2021. The Trust’s portion of the Portfolio has a fair value of $190.3 million and a face value of $0.9 billion at December 31, 2021. Adjustments in the calculation of aggregate fair value of the Portfolio may occur over time as maturities ensue in the Portfolio and life expectancies change.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the year ending December 31, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

 COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers. As of December 31, 2021, management has not made a determination as to how COVID-19 has impacted the Trust’s mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

Distribution

In 2021, the Trust made distributions to Unit holders of $45.0 million based on the holder’s Pro Rata share of the outstanding Units. The Trust distributed $30.0 million to the Unit holders for the year ending December 31, 2020.

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

The Trust redeemed 1,846,542 units for $0.5 million for the year ending December 31, 2021. The Partnership redeemed 937,269 Member Interest for $0.2 million for the year ending December 31, 2021. The Trust redeemed 20,011,309 units for $3.7 million for the year ending December 31, 2020. The Partnership redeemed 7,231,667 Member Interest for $1.4 million for the year ending December 31, 2020.

As part of the redemption the Trust redeemed 1,156,938 units for $0.2 million from the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

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

Transition of Securities Intermediary

Upon the formation of the Trust, and pursuant to a Securities and Deposit Accounts Agreement and Securities and Deposit Accounts Control Agreement, Advanced Trust and Life Escrow Services LTA (“ATLES”), was designated by the Trust to serve as securities intermediary and depository for the Policies. In August 2021, in order to provide for administrative efficiency and to position the Policies for eventual disposition, the Trust formed two entities, PHT Holding I, LLC and PHT Holding II, LLC (the “PHT Holding Entities”), to replace ATLES. The Trust holds 100 percent of the outstanding membership units of the PHT Holding Entities. In 2022 upon the completion of the transfers of the Policies, the PHT Holding Entities will maintain custody and control of the Policies and related deposit accounts pending disbursement of Policy proceeds upon maturity in accordance with instructions provided to it by the Trustee. PHT Holding I, LLC will be the owner for Life Settlement policies and PHT Holding II, LLC will be the owner for Viatical policies.

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

As compensation for its services under the amended Servicing Agreement, Northstar received an additional payment in the amount of $1,000 per each policy for which the transfer to the PHT Holding Entities is completed. As compensation under the Policy and Administration Agent Agreement, Northstar received the fixed sum of $5,000 per month, beginning upon the commencement of its services on August 17, 2021. The Trustee believes that the fees paid to Northstar are reasonable and customary, will result in overall cost savings and operational efficiency for the Trust, and will additionally provide flexibility in its ability to administer the Trust assets.

Results of Continuing Operations

2021 Compared to 2020

Net increase in net assets for the year ended December 31, 2021 was $76.9 million as compared to a net increase in net assets of $58.8 million for the same period last year. The following are the components of net change in net assets resulting from operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change	% Change

Income	$87,109,047	$68,264,556	$18,844,491	28
Expenses	10,171,999	9,417,789	754,210	8

Increase in net assets	$76,937,048	$58,846,767	$18,090,281	31

The following table provides a roll-forward of the fair value of life insurance policies for the years ended December 31, 2021 and 2020:

	2021	2020

Balance at January 1,	$159,179,912	$172,242,734
Realized gain on matured policies	87,067,964	116,516,353
Unrealized loss on policies held	(2,090,621)	(48,860,066)
Change in estimated fair value	84,977,343	67,656,287

Matured policies, net of fees	(117,225,608)	(143,525,300)
Premiums paid	63,392,585	62,806,191
Balance at December 31,	$190,324,232	$159,179,912

The change in estimated fair value of the Trust’s life insurance Policies includes realized gains on matured policies in addition to unrealized losses on policies which is affected by changes in valuation assumptions, including mortality and discount rates. On a quarterly basis, management compares actual maturities to projected maturities to refine and validate its analysis. See, Note 6, “Fair Value Measurements” to the accompanying consolidated financial statements in Item 8. Consolidated Financial Statements for more information on the valuation of life insurance policies.

Expenses

Below is a comparison of expenses from 2021 to 2020.

	Years Ended December 31,
	2021	2020	$ Change	% Change

Interest expense	$461,077	$751,290	$(290,213)	(39)
Legal fees	1,043,764	1,995,981	(952,217)	(48)
Administrative and filing fees	291,476	1,281,309	(989,833)	(77)
Insurance	182,168	165,467	16,701	10
Professional fees	8,040,493	5,789,055	2,251,438	39
Bad debt expense (recovery)	(377,641)	(959,404)	581,763	61
Other general and administrative	530,662	394,091	136,571	35

Total expenses	$10,171,999	$9,417,789	754,210	8

The Trust had an increase of $0.8 million in expenses in 2021 versus 2020. The increase in expenses is driven by an increase in professional fees associated with the servicing fee expensed instead of netted against maturity proceeds beginning in November 2020, an increase in professional fees of $1.6 million due to additional fees associated with transfer of intermediary responsibilities from ATLES to the Trust, an increase in other general and administrative expenses associated with renewal fees for the Veritex line of credit, and due to reduction in bad debt recovery as compared to 2020. The increase in expenses is offset by a decrease in interest expense due to the pay down of the notes payable balance, decreases in administrative and filings fees due to termination of bankruptcy, and a decrease in legal fees due to termination of Sunlife case in 2020.

Results of Operations for the Partnership - 2021

The net increase in net assets for the year ended December 31, 2021 was $44.4 million as compared to a net increase in net assets of $33.9 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as describe above in the section related to the Trust.

In 2021 the Partnership made a distribution of $26.9 million based on its share of the distribution from the Trust.

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

The decrease in total expenses of $1.2 million is primarily due to the fees paid in 2019 totaling $2.5 million to Vida Capital, Inc for termination of the policy services provided by it to the Trust (see Item 1. Description of Business, “Administration and Operations”). The decrease in expenses is offset by an increase in professional fees associated with change in servicer and due to addition of servicing fee to expenses starting November 2020.

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

Investing Activities

During the year ended December 31, 2021, the Position Holder Trust paid premiums on Policies totaling $63.4 million on the PHT Portfolio. In addition, the Trust received $128.4 million from the maturity of life settlements during the year ended December 31, 2021. During the year ended December 31, 2020, the Position Holder Trust paid premiums on Policies totaling $62.8 million on the PHT Portfolio and received maturities of life settlements of $138.9 million.

Financing Activities

The Position Holder Trust paid $9.6 million and $9.7 million of its outstanding notes payable during the years ended December 31, 2021 and 2020, respectively.

The Trust redeemed 1,846,542 units for $0.5 million for the year ending December 31, 2021. The Trust redeemed 20,011,309 units for $3.7 million for the year ending December 31, 2020.

The Trust paid $45.0 million and 30.0 million of distributions, of which approximately $26.9 million and $18.0 million was paid to the IRA Partnership, for the year ended December 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2021, and 2020, the Position Holder Trust and IRA Partnership had no off-balance sheet arrangements.

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

Capital Resources

Effective as of January 29, 2021, the Trust renewed the revolving credit facility with the Veritex for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets.

In accordance with the Plan, the Trust issued New IRA Notes of $35.9 million in exchange for claims against the Debtor’s estate and the incidental interests in life insurance policies. Those policies collateralize the Trust’s obligations under the notes. Interest accrues at 3% of outstanding balance and is paid annually in December. Principal is due in full on December 9, 2031. In accordance with the New IRA Notes, beginning in December 2017, the Trust began making annual payments to a sinking fund for the principal payment due at maturity. Such fund is included in restricted cash on the accompanying balance sheet.

For the year ending December 31, 2021, the Trust redeemed in full all New IRA Notes having an outstanding balance of $56,000 or less. The amount paid in connection with the redemption was $9.6 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

For the year ending December 31, 2020, the Trust did a partial redemption of all remaining notes equal to 1/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $19,500 or less. The amount paid in connection with the redemption was $9.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

As of December 31, 2021, and December 31, 2020, the outstanding balances of the New IRA notes was $6.5 million and $16.1 million, respectively. The sinking fund associated with these notes had balances of $37.5 thousand and $308.8 thousand at December 31, 2021 and 2020, respectively.

Liquidity

At December 31, 2021, the Position Holder Trust had $94.9 million of cash primarily consisting of $63.6 million held to pay policy premiums on behalf of Trust and the continuing fractional holders, $4.3 million held to pay continuing fractional holders for maturities collected, $26.6 million held as collateral deposits on debt, policy premiums, and future distributions, and $0.4 million was available to pay for operating expenses of the Trust.

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

The Trust’s total outstanding liabilities decreased by $16.8 million from $56.4 million at December 31, 2020, to $39.6 million at December 31, 2021. The decrease was mainly attributable to the expenditure of cash to pay outstanding liabilities related to notes payable and a decrease in maturity liabilities and premium liabilities.

During the years ended December 31, 2021 and 2020, the Position Holder Trust paid premiums on Policies totaling $63.4 million and $62.8 million, respectively on the PHT Portfolio. Also, for the years ended December 31, 2021 and 2020, there were maturities received of $128.4 million and $138.9 million, respectively.

The Position Holder Trust paid $9.6 million and $9.7 million of its outstanding notes payable during the years ended December 31, 2021 and 2020, respectively. There were no new financing activities during the years ended December 31, 2021 and 2020.

The Position Holder Trust paid $45.0 million and $30.0 million in distributions during the years ended December 31, 2021 and 2020, respectively.

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

The Financial Accounting Standards Board has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2021 and 2020.

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

The Trust maintains the majority of its cash and cash equivalents in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust’s balances may exceed the FDIC insurable amounts as such in those cases the cash and cash equivalents are not insured.

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

Earnings attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately $44.5 million at December 31, 2021 and $34.0 million at December 31, 2020.

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2021 or December 31, 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. As of December 31, 2021, we did not hold any amount of financial instruments for trading purposes.

Item 8. Consolidated Financial Statements

Index to Consolidated Financial Statements

Life Partners Position Holder Trust

Report of Independent Registered Public Accounting Firm

To the Unit Holders, Trustee, and Governing Trust Board

Life Partners Position Holder Trust

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Partners Position Holder Trust (the “Trust”) as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the Trust’s valuation of life insurance policies as a critical audit matter. This matter required a higher degree of auditor judgment and specialized knowledge to audit the estimated fair value of the life insurance policies. The principal considerations for our determination include the judgments required in the selection of a discount rate and mortality assumptions, both unobservable inputs, and the application of the valuation model used by the Trust, and their independent actuary, to estimate the fair value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to this critical audit matter included the following, among others:

•	We obtained an understanding of management’s process to develop their fair value estimate and ensure accuracy of key data used in their estimation process. We also evaluated the design of key controls used by management to develop their fair value estimate.

•	We performed testing over the completeness and accuracy of the significant data used by management and the Trust’s engaged actuary to develop the fair value estimate for life insurance policies. Such data includes policyholder information, policy value, annual premium and projected outlays, and future maturity estimates. We also validated the accuracy of the discounted cash flow analysis, including assessment of the discount rate utilized.

•	Given the complexity of the valuation of the life insurance policies noted above, we engaged an independent outside actuarial firm to assist us with evaluating the reasonableness of the significant assumptions and methodologies that were developed and used by management and the Trust’s engaged actuary and to assess whether reasonable and acceptable actuarial and valuation techniques were utilized. The actuaries performing these procedures have significant industry expertise as it relates to life settlement contract valuation.

•	We also evaluated the adequacy of the Trust’s disclosures in Note 6 in relation to the valuation of life insurance policies.

/s/ Plante & Moran, PLLC

We have served as the Trust’s auditor since 2017.

Chicago, Illinois

March 16, 2022

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2021	2020
Assets
Cash	$425,675	$950,399
Maturities receivable	22,926,955	34,144,775
Prepaids and other assets	736,944	564,985
Restricted cash and cash equivalents	94,514,226	99,496,379
Life insurance policies	190,324,232	159,179,912

Total assets	$308,928,032	$294,336,450

Liabilities
Notes payable	$6,541,334	$16,138,211
Premium liability	27,708,630	30,708,458
Maturity liability	4,078,582	5,871,936
Accounts payable	541,082	479,922
Distributions payable	160,584	255,305
Accrued expenses	537,200	2,979,480

Commitments and Contingencies (Note 2)

Total liabilities	39,567,412	56,433,312

Net Assets	$269,360,620	$237,903,138

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2021	2020
Income
Change in fair value of life insurance policies	$84,977,343	$67,656,287
Other income	2,131,704	608,269
Total income	$87,109,047	$68,264,556
Expenses
Interest expense	$461,077	$751,290
Legal fees	1,043,764	1,995,981
Administrative and filing fees	291,476	1,281,309
Insurance	182,168	165,467
Professional fees	8,040,493	5,789,055
Bad debt expense (recovery)	(377,641)	(959,404)
Other general and administrative	530,662	394,091

Total expenses	$10,171,999	$9,417,789

Increase in net assets resulting from operations	$76,937,048	$58,846,767

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

YEARS ENDED DECEMBER 31,

	2021	2020
Net assets, beginning of year	$237,903,138	$212,734,754
Distributions to unit holders	(45,000,005)	(30,000,937)
Redemption of units	(479,561)	(3,677,446)
Net increase in net assets resulting from operations	76,937,048	58,846,767
Net assets, end of year	$269,360,620	$237,903,138
Net asset value per unit:
Number of units	1,236,955,963	1,226,958,714
Net assets per unit	$0.22	$0.19

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS YEARS ENDED

DECEMBER 31,

	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$76,937,048	$58,846,767
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(84,977,343)	(67,656,287)
Change in assets and liabilities:
Prepaids and other assets	(171,959)	(327,919)
Premium liability	(2,999,828)	(2,474,831)
Maturity liability	(1,793,354)	(2,387,929)
Accounts payable	61,160	263,753
Distributions payable	(94,721)	(86,263)
Accrued expenses	(2,442,280)	723,529
Net cash flows used in operating activities	(15,481,277)	(13,099,180)
Cash flows from investing activities:
Premiums paid on policies	(63,392,585)	(62,806,191)
Net proceeds from maturity of policies	128,443,428	138,928,022
Net cash flows provided by investing activities	65,050,843	76,121,831
Cash flows from financing activities:
Payments on notes payable	(9,596,877)	(9,659,670)
Redemption of Units	(479,561)	(3,677,446)
Distributions to Unitholders	(45,000,005)	(30,000,937)
Net cash flows used in financing activities	(55,076,443)	(43,338,053)

Net (decrease) increase in cash	(5,506,877)	19,684,598

Cash and cash equivalents, beginning of year	100,446,778	80,762,180

Cash and cash equivalents, end of year	$94,939,901	$100,446,778

Supplemental cash flow information:
Cash	$425,675	$950,399
Restricted cash and cash equivalents	94,514,226	99,496,379

Total cash and cash equivalents	$94,939,901	$100,446,778

Cash paid for interest	$484,160	$773,147

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy, pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of December 31, 2021, there were 6,454 holders of the 1,236,955,963 Units outstanding. As of December 31, 2020, there were 6,497 holders of the 1,226,958,714 Units outstanding. The Trust owns a portfolio of life insurance policies. A portion of the policies is encumbered by the economic interest of continuing fractional interest holders. As of December 31, 2021, the Trust’s portion of the portfolio consists of 2,493 life insurance policies, with a fair value of $190.3 million and an aggregate face value of approximately $0.9 billion. As of December 31, 2020, the Trust’s portion of the portfolio consists of 2,739 life insurance policies, with a fair value of $159.2 million and an aggregate face value of approximately $1.0 billion. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the financial statements of the Trust.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the year ending December 31, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers. As of December 31, 2021, management has not made a determination as to how COVID-19 has impacted the Trusts mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Trust redeemed 1,846,542 units for $0.5 million for the year ending December 31, 2021. The Trust redeemed 20,011,309 units for $3.7 million for the year ending December 31, 2020.

Included in the redemption in 2021, the Trust redeemed 1,156,938 units for $0.2 million held by the Life Partners Creditors’ Trust. Included in the redemption in 2020, the Trust redeemed 6,526,269 units for $1.2 million held by the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Transition of Securities Intermediary

Upon the formation of the Trust, and pursuant to a Securities and Deposit Accounts Agreement and Securities and Deposit Accounts Control Agreement, Advanced Trust and Life Escrow Services LTA (“ATLES”), was designated by the Trust to serve as securities intermediary and depository for the Policies. In August 2021, in order to provide for administrative efficiency and to position the Policies for eventual disposition, the Trust formed two entities, PHT Holding I, LLC and PHT Holding II, LLC (the “PHT Holding Entities”), to replace ATLES. The Trust holds 100 percent of the outstanding membership units of the PHT Holding Entities. In 2022 upon the completion of the transfers of the Policies, the PHT Holding Entities will maintain custody and control of the Policies and related deposit accounts pending disbursement of Policy proceeds upon maturity in accordance with instructions provided to it by the Trustee. PHT Holding I, LLC will be the owner for Life Settlement policies and PHT Holding II, LLC will be the owner for Viatical policies.

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

As compensation for its services under the amended Servicing Agreement, Northstar received an additional payment in the amount of $1,000 per each policy for which the transfer to the PHT Holding Entities is completed. As compensation under the Policy and Administration Agent Agreement, Northstar receives the fixed sum of $5,000 per month, beginning upon the commencement of its services on August 17, 2021. The Trustee believes that the fees paid to Northstar are reasonable and customary, will result in overall cost savings and operational efficiency for the Trust, and will additionally provide flexibility in its ability to administer the Trust assets.

Distribution

The Trust paid $45.0 million and 30.0 million of distributions, of which approximately $26.9 million and $18.0 million was paid to the IRA Partnership for the year ended December 31, 2021 and 2020, respectively. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Summary of Significant Accounting Policies

Basis of Presentation

The Trust’s primary purpose is the liquidation of the Trust’s assets and the distribution of proceeds to its beneficial interest holders. The Trust expects that fulfilling its purpose will require a significant amount of time, and that the Trust will have significant ongoing operations during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries by maintaining the majority of its life insurance policies until maturity. As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States of America and has not applied the liquidation basis of accounting in presenting its consolidated financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

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

The Trust’s valuation of life insurance policies is a critical estimate within the consolidated financial statements. The Trust currently uses a probabilistic method of valuing life insurance policies, which the Trust believes to be the preferred valuation method in its industry. The Trust calculates the assets’ fair value using a present value technique to estimate the fair value of the projected future cash flows. The most significant assumptions in estimating the fair value are the Trust’s estimate of the insureds’ life expectancy and the discount rate. See Note 6, “Fair Value Measurements”.

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

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At December 31, 2021 and 2020, the allowance for doubtful accounts was $0.3 million and $1.0 million, respectively, and fully offset for receivables assumed from the Debtors on the effective date. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

Maturity Liability

Maturity liabilities are maturities collected on behalf of continuing fractional holders pending payment to those fractional holders, including reserve for unallocated funds from the inception of Trust.

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

The Financial Accounting Standards Board has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the consolidated financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of December 31, 2021 and 2020.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates and such differences could be material. The estimates related to the valuation of the life insurance policies represent significant estimates made by the Trust.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Risks and Uncertainties

The Trust encounters economic, legal, and longevity risk. The main components of economic risk potentially impacting the Trust are market risk, concentration of credit risk, and the increasing cost of insurance risk. The Trust’s market risks include interest rate risk and the risk of declines in valuation of the Trust’s life insurance policies, including declines caused by the selection of increased discount rates associated with the Trust’s fair value model. It is reasonably possible that future changes to estimates involved in valuing life insurance policies could change and materially affect future consolidated financial statements. Concentration of credit risk is the risk that an insurance carrier who has issued life insurance policies held by the Trust, does not remit the amount due under those policies due to the carrier’s deteriorating financial condition or otherwise. Another credit risk potentially impacting the Trust is the risk continuing fractional holders may default on their future premium obligations, increasing the Trust’s premium obligations. The increasing cost of insurance risk includes the carriers’ attempts to change a policy’s cost of insurance. While some cost of insurance increases are anticipated and taken into consideration in the Trust’s forecasts, other cost of insurance increases are unilaterally imposed by the carrier.

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

The Trust maintains the majority of its cash and cash equivalents in several accounts with a commercial bank. Balances on deposit are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, from time to time the Trust’s balances may exceed the FDIC insurable amounts as such in those cases the cash and cash equivalents are not insured.

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

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of December 31, 2021, and 2020, the Trust has $94.5 million and $99.5 million, respectively, in restricted cash and cash equivalents. The restricted cash and cash equivalents accounts are for: maturities, premium reserves, premium obligations, and collateral deposits on debt.

Note 4 - Life Insurance Policies

As of December 31, 2021, the Trust owns an interest in 2,493 policies of which 356 are life settlement policies and 2,137 are viaticals. As of December 31, 2020, the Trust owns an interest in 2,739 policies of which 407 are life settlement policies and 2,332 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is $0.9 billion as of December 31, 2021 of which $0.7 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate face value is $1.0 billion as of December 31, 2020 of which $0.8 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $190.3 million as of December 31, 2021 of which $180.6 million is attributable to life settlements and $9.7 million is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $159.2 million as of December 31, 2020 of which $153.7 million is attributable to life settlements and $5.5 million is attributable to viaticals.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See “Life Insurance policies,” in Note 6, “Fair Value Measurements”. The following table summarizes the Trust’s life insurance policies grouped by remaining life expectancy as of:

As of December 31, 2021:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	3,298	2,681
2-3	3	2,052,445	994,282
3-4	86	138,284,017	42,512,877
4-5	190	421,616,744	109,869,222
Thereafter	2,213	334,851,375	36,945,170
Total	2,493	$896,807,879	$190,324,232

As of December 31, 2020:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	46,395	34,398
2-3	6	7,221,086	2,249,751
3-4	93	154,462,044	37,115,382
4-5	200	426,793,251	84,401,748
Thereafter	2,439	408,906,636	35,378,633
Total	2,739	$997,429,412	$159,179,912

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding fiscal years and thereafter as of December 31, 2021, are as follows:

2022	$64,039,227
2023	60,185,453
2024	52,423,714
2025	44,408,673
2026	37,298,929
Thereafter	131,435,391
Total	$389,791,387

The amount of $389.8 million represents the estimated total future premiums payable by the Trust. The Trust is required to pay its portion to keep the life insurance policies in force during the life expectancies of all the underlying insured lives. The estimated total future premium payments could increase or decrease significantly to the extent that insurance carriers increase the cost of insurance on their issued policies or that actual mortalities of insureds differ from the estimated life expectancies. If the continuing fractional holders default on their future premium obligations, the Trust’s premium liability may increase.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Note 5 - Notes Payable

Effective January 30, 2019, the Trust had a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas (Veritex Credit Facility), with an initial 2-year term and interest at 6%. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of December 31. 2021 and December 31, 2020.

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

For the year ending December 31, 2021, the Trust redeemed in full all New IRA Notes having an outstanding balance of $56,000 or less. The amount paid in connection with the redemption was $9.6 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

For the year ending December 31, 2020, the Trust did a partial redemption of all remaining notes equal to 1/15th of the outstanding balance of those notes and the Trust redeemed in full all New IRA Notes having an outstanding balance of $19,500 or less. The amount paid in connection with the redemption was $9.7 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well.

As of December 31, 2021, and December 31, 2020, the outstanding balances of the New IRA notes was $6.5 million and $16.1 million, respectively. The sinking fund associated with these notes had balances of $37.5 thousand and $308.8 thousand at December 31, 2021 and 2020, respectively.

Future scheduled principal payments on the long-term debt are as follows as of December 31, 2021:

Year ending December 31,	Note Payable
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	6,541,334
Total	$6,541,334

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The balances of the Trust’s assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, are as follows:

	As of December 31, 2021	As of December 31, 2020

Assets: Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$190,324,232	$159,179,912

Total Fair Value	$190,324,232	$159,179,912

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	December 31, 2021	December 31, 2020

Fair Value	$190,324,232	$159,179,912

Face Value	$896,807,879	$997,429,412
Valuation Techniques	Discounted cash flow	Discounted cash flow

Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Weighted average discount rates:
Life settlements	15.0%	26.7%
Viaticals	20.0%	27.3%

Mortality assumptions - 2015 VBT mortality multipliers:
Life settlements	85% - 90%	90% - 100%
Viaticals	350%	350%

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

As of December 31, 2021, the default mortality multipliers used are 90% for the life settlement males, 85% for the life settlement females, and 350% for the viaticals regardless of gender. As of December 31, 2020, the default mortality multipliers used are 100% for the life settlement males, 90% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis. The Trust compares actual to expected mortalities to evaluate and refines the mortality multipliers; such that they reasonably “validate” based on the Trust’s analysis of trends.

The Trust continually evaluates and updates its forecasts of future premium obligations for individual policies. The Trust considers these potential changes to estimated future cash flows in its consideration of the discount rate.

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of December 31, 2021, and December 31, 2020. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life Expectancy Sensitivity Analysis

Life expectancy estimates are a significant input in the fair value determination. Future changes in the life expectancy estimates could have a material effect on the Portfolio’s fair value, which could have a material effect on its financial condition and results of operations.

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The tables below reflect the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimates increase by 5% or decrease by 5%, the change in estimated fair value of the life insurance policies would be as follows:

As of December 31, 2021, Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$205,107,243	$14,783,011
No change	4.8 years	$190,324,232	—
+5%		$174,841,781	$(15,482,451)

As of December 31, 2020, Life Expectancy Months Adjustment	Average Life Expectancy	Fair Value	Change in Fair Value
-5%		$173,516,265	$14,336,353
No change	4.7 years	$159,179,912	—
+5%		$144,277,667	$(14,902,245)

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

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percent and the other assumptions used to estimate fair value remained the same, the change in estimated fair value would be as follows:

As of December 31, 2021, Rate Adjustment	Fair Value	Change in Fair Value
+2%	$176,945,811	$(13,378,421)
No change	$190,324,232	—
-2%	$205,683,115	$15,358,883

As of December 31, 2020, Rate Adjustment	Fair Value	Change in Fair Value
+2%	$151,012,859	$(8,167,053)
No change	$159,179,912	—
-2%	$168,255,950	$9,076,038

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

LIFE PARTNERS POSITION HOLDER TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust’s life insurance policies as of December 31, 2021:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance Company	9.2%	12.0%	A
John Hancock Life Insurance Company	7.3%	10.7%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust’s life insurance policies as of December 31, 2020:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance Company	10.2%	13.5%	A
The Lincoln National Life Insurance Company	10.0%	11.5%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the years ended December 31, 2021 and 2020:

	2021	2020

Balance at January 1,	$159,179,912	$172,242,734
Realized gain on matured policies	87,067,964	116,516,353
Unrealized loss on policies held	(2,090,621)	(48,860,066)
Change in estimated fair value	84,977,343	67,656,287

Matured policies, net of fees	(117,225,608)	(143,525,300)
Premiums paid	63,392,585	62,806,191
Balance at December 31,	$190,324,232	$159,179,912

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

Report of Independent Registered Public Accounting Firm

To the Unit Holders, Manager, and Advisory Committee

Life Partners IRA Holder Partnership, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life Partners IRA Holder Partnership, LLC (the “Partnership”) as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Chicago, Illinois

March 16, 2022

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

BALANCE SHEETS

DECEMBER 31,

	2021	2020
Assets
Investment in Life Partners Position Holder Trust	$160,464,925	$143,078,791
Total assets	$160,464,925	143,078,791

Liabilities
Distributions payable	$85,557	$109,934
Due to the Life Partners Position Holder Trust	$358,013	$254,047
Total liabilities	$443,570	$363,981
Net assets	$160,021,355	$142,714,810

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2021	2020
Income
Equity income from Life Partners Position Holder Trust	$44,457,156	$33,969,760
Expenses
Professional fees	25,000	25,700
Income and franchise tax expense	54,589	49,249
Increase in net assets resulting from operations	$44,377,567	$33,894,811

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CHANGES IN NET ASSETS

YEARS ENDED DECEMBER 31,

	2021	2020

Net assets, beginning of year	$142,714,810	$128,153,422
Distributions to IRA Partnership Interest Holders	(26,892,941)	(17,963,859)
Redemption of IRA Partnership Member Interests	(178,081)	(1,369,594)
Increase in net assets	44,377,567	33,894,811
Net assets, end of year	$160,021,355	$142,714,810
Net asset value per unit:
Number of units	736,885,944	737,912,834
Net asset per unit	$0.22	$0.19

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$44,377,567	$33,894,811
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in investment in Life Partners Position Holder Trust	(44,457,156)	(33,969,760)
Change in assets and liabilities
Due to Life Partners Position Holder Trust	103,966	199,307
Net cash provided by operating activities	24,377	124,358

Cash flows from investing activities:
Distributions from Life Partners Position Holder Trust	26,892,941	17,963,859
Redemption of Life Partners Position Holder Trust units	178,081	1,369,564
Net cash provided by investing activities	27,071,022	19,333,423

Cash flows from financing activities:
Redemption of Partnership Member Interests	(178,081)	(1,369,564)
Distributions to IRA Partnership Interest Holders	(26,917,318)	(18,088,217)
Net cash used in financing activities	(27,095,399)	(19,457,781)

Net increase in cash	—	—

Cash at the beginning of the year	—	—
Cash at the end of the year	$—	$—

See accompanying notes to financial statements

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 1 - Operations

The Life Partners IRA Holder Partnership, LLC (“IRA Partnership” or “Partnership”) was created on December 9, 2016, pursuant to the Revised Third Amended Joint Plan of Reorganization of Life Partners Holdings, Inc., et al. (the “Debtors”), dated as of October 27, 2016, which we call the “Plan,” that was confirmed by order of the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division on November 1, 2016. Life Partners Holdings, Inc. was the parent company of Life Partners, Inc., a Texas corporation, and its wholly-owned subsidiary LPI Financial Services, Inc., a Texas corporation. From 1991 until 2014, Life Partners, Inc. was a specialty financial services company engaged in the business of purchasing individual life insurance policies from third parties by raising money from the offer and sale to investors of “fractional interests” in such policies. LPI Financial Services, Inc. was organized to bill and collect certain fees charged to investors in connection with the business. Life Partners and LPI Financial Services also filed for protection under Chapter 11 of the Bankruptcy Code.

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust (the “Position Holder Trust” or “Trust”). The Partnership held 736,885,944 and 737,912,834 units as of December 31, 2021 and December 31, 2020, respectively, of the Trust’s outstanding units totaling 1,236,955,963 and 1,226,958,714 as of December 31, 2021 and December 31, 2020, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Member Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA Holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Position Holder Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

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

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the year ending December 31, 2021. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

 COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers. As of December 31, 2021, management has not made a determination as to how COVID-19 has impacted the Trusts mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

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

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2021 AND 2020

The Partnership redeemed 937,269 and 7,231,667 Member Interests for $0.2 million and $1.4 million for the years ending December 31, 2021 and December 31, 2020, respectively.

Included in the redemptions, the Partnership redeemed 627,686 and 4,826,966 Member Interests for $0.1 million and $0.9 million from the Life Partners Creditors’ Trust in 2021 and 2020, respectively. The Partnership and the Life Partners Creditors’ Trust have common governing board members. The redemption was executed to reduce the administrative burden of the Partnership and to facilitate the expected termination of the Life Partners Creditor’s Trust. The Interests were redeemed at the same price per Interest as all other redemptions performed at the same or similar time and in accordance with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Distributions

The Trust paid $45.0 million and 30.0 million of distributions, of which approximately $26.9 million and $18.0 million was paid to the IRA Partnership for the year ended December 31, 2021 and 2020, respectively. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.

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

Earnings attributable to the Partnership’s interests in the Trust and recognized under the equity method represented approximately $44.5 million at December 31, 2021 and $34.0 million at December 31, 2020.

The following table presents summarized Trust financial data:

Balance Sheet Data:

	December 31, 2021	December 31, 2020
Life insurance policies	$190,324,232	$159,179,912
All other assets	118,603,800	135,156,538
Total Assets	$308,928,032	$294,336,450

Total Liabilities	$39,567,412	$56,433,312

Net Assets	$269,360,620	$237,903,138

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Income Statement Data:

	December 31, 2021	December 31, 2020
Change in the fair value of life insurance policies	$84,977,343	$67,656,287
Other income	2,131,704	608,269
Total income	$87,109,047	$68,264,556

Total expenses	$10,171,999	$9,417,789

Net increase in net assets resulting from operations	$76,937,048	$58,846,767

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of December 31, 2021 or December 31, 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-13(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Trust and Partnership’s management concluded that the Trust and Partnership’s internal control over financial reporting was effective as of December 31, 2021.

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

NAME	AGE	POSITION
Michael J. Quilling	63	Trustee of Position Holder Trust and Manager of the IRA Partnership

Bert Scalzo	60	Governing Trust Board Member, Chairperson of the Governing Trust Board and Advisory Committee Member

Robert L. “Skip” Trimble	82	Governing Trust Board Member and Advisory Committee Member

Philip R. Loy	76	Governing Trust Board Member and Advisory Committee Member

Glenda Pirie	58	Governing Trust Board Member and Advisory Committee Member

Brent Berry	59	Governing Trust Board Member and Advisory Committee Member

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

GLENDA PIRIE – Member of the Governing Trust Board and Advisory Committee

Ms. Pirie was appointed to both Boards by the Governing Trust Board in March of 2020. She was an investor in insurance policies sold by Life Partners and holds units in the Trust. She was a member of the Unsecured Creditors Committee during the bankruptcy proceedings and was very active in that role. She has substantial knowledge of the background and operations of the Trust. Mrs. Pirie brings to the board the perspective of the smaller investors of the Trust.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the IRA Partnership, Anchorage, and Contrarian, no individual person, the Trustee or member of the Governing Trust Board or Advisory Committee, nor all of their members as a group, owns more than one percent of the outstanding Position Holder Trust Interests or IRA Partnership Interests, or of all outstanding Continuing Fractional Interests based on the aggregate face amount of death benefit in all Policies. The IRA Partnership holds approximately 60% of the Position Holder Trust Interests.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, there have been no transactions or presently proposed transactions to which the Registrants have been or will be participants with any of the members of the Governing Trust Board, Advisory Committee or the Trustee or Manager, or any members of their immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing, directly or indirectly, in which the amount involved exceeded or will exceed $120,000. In addition to their work as members of the Governing Trust Board, Bert Scalzo and Brent Berry, performed consulting services on behalf of the Trust and received $41,100 and $232,250 during 2021 for such services, respectively. The Registrants are not considered to be a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of the members of the Governing Trust Board or Advisory Committee and no representation is made by the Registrant regarding the independence of any of the members of the Governing Trust Board or Advisory Committee.

Item 14. Principal Accounting Fees and Services

Plante & Moran, PLLC, served as the independent registered public accounting firm for the Position Holder Trust and the IRA Partnership and audited their respective financial statements for the years ended December 31, 2021 and 2020.

Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees – Trust	$271,948	$285,101
Audit Fees - Partnership	26,500	25,700
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$298,448	$310,801

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

LIFE PARTNERS POSITION HOLDER TRUST

Date : March 16, 2022	By:	/s/ Michael J. Quilling
Michael J. Quilling Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

Date : March 16, 2022	By:	/s/ Michael J. Quilling
Michael J. Quilling
Michael J. Quilling, Manager

