Form 10-Q
period 2022-03-31
Life Partners Position Holder Trust
filed 2022-05-10
CIK 1692144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55783

Commission file number 000-55784

Life Partners Position Holder Trust Life Partners IRA Holder Partnership, LLC
Exact name of registrants as specified in their charters)

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

LIFE PARTNERS POSITIONS HOLDERS TRUST

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$447,412	$425,675
Maturities receivable	10,652,045	22,926,955
Prepaids and other assets	799,509	736,944
Restricted cash and cash equivalents	102,253,917	94,514,226
Life insurance policies	190,557,840	190,324,232

Total assets	$304,710,723	$308,928,032

Liabilities
Notes payable	$5,276,987	$6,541,334
Premium liability	26,182,108	27,708,630
Maturity liability	2,159,747	4,078,582
Accounts payable	568,159	541,082
Distributions payable	98,385	160,584
Accrued expenses	259,350	537,200

Commitments and Contingencies (Note 2)

Total liabilities	34,544,736	39,567,412

Net assets	$270,165,987	$269,360,620

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$3,778,484	$54,102,856
Other income	212,219	672,335

Total income	3,990,703	54,775,191

Expenses
Interest expense	45,899	121,950
Administrative and filing fees	—	260,000
Legal fees	664,914	297,834
Professional fees	2,363,132	1,596,943
Other general and administrative	96,497	204,235

Total expenses	3,170,442	2,480,962

Increase in net assets resulting from operations	$820,261	$52,294,229

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$269,360,620	$237,903,138
Distribution declared to unit holders	—	(20,000,000)
Redemption of units	(14,894)	(230,871)
Net increase in net assets resulting from operations	820,261	52,294,229

Net assets, end of period	$270,165,987	$269,966,496
Net asset value per unit:
Number of units	1,241,056,320	1,232,382,656
Net assets per unit	$0.22	$0.22

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$820,261	$52,294,229
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(3,778,484)	(54,102,856)
Change in assets and liabilities:
Prepaids and other assets	(62,565)	(243,916)
Premium liability	(1,526,522)	(2,115,025)
Maturity liability	(1,918,835)	(1,440,985)
Accounts payable	27,077	60,111
Distribution payable	(62,199)	(6,502)
Accrued expenses	(277,850)	(2,359,747)
Net cash flows used in operating activities	(6,779,117)	(7,914,691)
Cash flows from investing activities:
Premiums paid on policies	(16,456,178)	(14,963,100)
Net proceeds from maturities of policies	32,275,964	19,709,830
Net cash flows provided by investing activities	15,819,786	4,746,730
Cash flows from financing activities:
Redemption of Units	(14,894)	(230,871)
Payment on notes payable	(1,264,347)	—
Net cash flows used in financing activities	(1,279,241)	(230,871)

Net increase (decrease) in cash	7,761,428	(3,398,832)

Cash and cash equivalents, beginning of period	94,939,901	100,446,778

Cash and cash equivalents, end of period	$102,701,329	$97,047,946

Supplemental cash flow information:
Cash	$447,412	$634,370
Restricted cash and cash equivalents	102,253,917	96,413,576

Total cash and cash equivalents	$102,701,329	$97,047,946

Cash paid for interest	$11,249	$—

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of March 31, 2022, and December 31, 2021, there were 6,498 and 6,454 holders of the 1,241,056,320 and 1,236,955,963 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,466 and 2,493 life insurance policies, with aggregate fair values of $190.6 million and $190.3 million and aggregate face values of approximately $0.9 billion on March 31, 2022, and December 31, 2021. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. In first quarter of 2022, the Trust redeemed 65,086 Units for a total of $14.9 thousand. In first quarter of 2021, the Trust redeemed 1,215,113 Units for a total of $230.9 thousand.

Included in the redemption in the first quarter of 2021, the Trust redeemed 788,765 units for $149.9 thousand held by the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the quarter ending March 31, 2022. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers. As of March 31, 2022, management has not made a determination as to how COVID-19 has impacted the Trust’s mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Plan.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At March 31, 2022, and December 31, 2021, the allowance for doubtful accounts was $0.3 million and fully offsets the recorded receivables. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

Maturities Receivable

Maturities receivables consist of the Trust’s portion of life insurance policy maturities that occurred, but payment was not yet received as of the end of the reporting period.

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2022, and December 31, 2021.

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of March 31, 2022, and December 31, 2021, the Trust has $102.3 million and $94.5 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, and collateral deposits on debt.

Note 4 - Life Insurance Policies

As of March 31, 2022, the Trust owns an interest in 2,466 policies of which 345 are life settlement policies and 2,121 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $0.9 billion as of March 31, 2022, of which $0.7 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $190.6 million as of March 31, 2022, of which $180.6 million is attributable to life settlements and $10.0 million is attributable to viaticals.

As of December 31, 2021, the Trust owned an interest in 2,493 policies of which 356 are life settlement policies and 2,137 are viaticals. The PHT Portfolio’s aggregate face value was approximately $0.9 billion as of December 31, 2021 of which $0.7 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $190.3 million as of December 31, 2021 of which $180.6 million was attributable to life settlements and $9.7 million was attributable to viaticals.

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust’s life insurance policies grouped by remaining life expectancy as of March 31, 2022 and December 31, 2021:

As of March 31, 2022:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	3,298	2,693
2-3	3	2,052,445	974,198
3-4	90	143,767,489	46,018,200
4-5	189	414,352,166	108,662,847
Thereafter	2183	321,203,652	34,899,902
	2,466	$881,379,050	$190,557,840

As of December 31, 2021:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	3,298	2,681
2-3	3	2,052,445	994,282
3-4	86	138,284,017	42,512,877
4-5	190	421,616,744	109,869,222
Thereafter	2,213	334,851,375	36,945,170
	2,493	$896,807,879	$190,324,232

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of March 31, 2022, are as follows:

2022 remaining	$48,387,393
2023	61,046,480
2024	52,973,400
2025	45,190,763
2026	38,411,070
Thereafter	134,631,630

Total	$380,640,736

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

Note 5 - Notes Payable

Effective January 30, 2019, the Trust had a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas (Veritex Credit Facility), with an initial 2-year term and interest at 6%. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of March 31, 2022, and December 31, 2021.

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

For the quarter ending March 31, 2022, the Trust redeemed in full New IRA Notes having an outstanding balance of $67,000 or less. The amount paid in connection with the redemption was $1.3 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well. For the quarter ending March 31, 2021, the Trust did not redeem any New IRA Notes.

As of March 31, 2022, and December 31, 2021, the outstanding balances of the New IRA notes was $5.3 million and $6.5 million, respectively. The sinking fund associated with these notes had balances of $47.5 thousand and $37.5 thousand at March 31, 2022 and December 31, 2021, respectively.

Future scheduled principal payments on the long-term debt are as follows as of March 31, 2022:

Years Ending December 31,	Long-Term Debt
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	5,276,987

Total	$5,276,987

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

The balances of the Trust’s assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, are as follows:

	As of March 31, 2022	As of December 31, 2021
Assets:
Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$190,557,840	$190,324,232

Total Fair Value	$190,557,840	$190,324,232

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	March 31, 2022	December 31, 2021
Fair Value	$190,557,840	$190,324,232

Face Value	$881,379,050	$896,807,879

Valuation Techniques	Discounted cash flow	Discounted cash flow

Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Weighted average discount rates
Life settlements	15.0%	15.0%
Viaticals	20.0%	20.0%

Mortality assumptions - 2015 VBT mortality multipliers:
Life settlements	85% - 90%	85% - 90%
Viaticals	350%	350%

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

As of March 31, 2022 and December 31, 2021, the default mortality multipliers used are 90% for the life settlement males, 85% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

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

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of March 31, 2022 and December 31, 2021. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life Expectancy Sensitivity Analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of March 31, 2022 and December 31, 2021 would be as follows:

As of March 31, 2022 As of Life Expectancy Months Adjustment	Weighted Average Life Expectancy

		Fair Value	Change in Fair Value
-5%		$205,080,016	$14,522,176
No change	4.8 years	$190,557,840	—
+5%		$175,343,448	$(15,214,392)

As of December 31, 2021	Weighted Average Life		Change in Fair
As of Life Expectancy Months Adjustment	Expectancy	Fair Value	Value
-5%		$205,107,243	$14,783,011
No change	4.8 years	$190,324,232	—
+5%		$174,841,781	$(15,482,451)

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

Discount Rate

The discount rate is another significant input in the fair value determination. The Trust’s estimate incorporates market factors, the size of the PHT’s Portfolio, and various policy specific quantitative and qualitative factors including known information about the underlying insurance policy, its economics, the insured and the insurer.

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of March 31, 2022 and December 31, 2021 would be as follows:

As of March 31, 2022	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$177,310,180	$(13,247,660)
No change	$190,557,840	—
-2%	$205,748,236	$15,190,396

As of December 31, 2021	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$176,945,811	$(13,378,421)
No change	$190,324,232	—
-2%	$205,683,115	$15,358,883

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

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust’s life insurance policies as of March 31, 2022:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.4%	12.3%	A+
John Hancock Life Insurance Company	7.4%	10.9%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust’s life insurance policies as of December 31, 2021:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.2%	12.0%	A
John Hancock Life Insurance Company	7.3%	10.7%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2022 and 2021:

	2022	2021
Balance at January 1,	$190,324,232	$159,179,912
Realized gain on matured policies	15,322,029	23,821,181
Unrealized gains (losses) on assets held	(11,543,545)	30,281,675
Change in estimated fair value	3,778,484	54,102,856
Matured policies, net of fees	(20,001,054)	(27,808,947)
Premiums paid	16,456,178	14,963,100
Balance at March 31,	$190,557,840	$200,436,921

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities receivable, notes payable, and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$160,411,697	$160,464,925
Total assets	$160,411,697	$160,464,925
Liabilities
Distributions payable	$12,968	$85,557
Due to the Life Partners Position Holder Trust	$442,102	$358,013
Total liabilities	$455,070	$443,570
Net assets	$159,956,627	$160,021,355

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Income
Equity (loss) income from Life Partners Position Holder Trust	$(53,228)	$30,464,362
Expenses
Professional fees	11,500	13,000
(Decrease) increase in net assets resulting from operations	$(64,728)	$30,451,362

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net assets, beginning of period	$160,021,355	$142,714,810
Distribution declared to IRA Partnership Holders	—	(11,964,259)
Redemption of Member Interests	—	(81,445)
(Decrease) increase in net assets	(64,728)	30,451,362
Net assets, end of period	$159,956,627	$161,120,468
Net asset value per unit:
Number of units	736,880,175	737,227,275
Net assets per unit	$0.22	$0.22

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(64,728)	$30,451,362
Adjustments to reconcile net increase in net assets to net cash used in operations:
Equity loss (income) from Life Partners Position Holder Trust	53,228	(30,464,362)
Change in assets and liabilities:
Due to Life Partners Position Holder Trust	84,089	37,897
Net cash provided by operating activities	72,589	24,897

Cash flows from investing activities:
Redemption of units by Life Partners Position Holder Trust	—	81,445
Net cash flows provided by investing activities	—	81,445

Cash flows from financing activities:
Redemption of Partnership Member Interests	—	(81,445)
Distributions to IRA Partnership Member Interest holders	(72,589)	(24,897)
Net cash flows used in financing activities	(72,589)	(106,342)

Net change in cash	$—	$—
Cash, beginning of period	$—	$—
Cash, end of period	$—	$—

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 736,880,175 and 736,885,944 units as of March 31, 2022 and December 31, 2021, respectively, of the Trust’s outstanding units totaling 1,241,056,320 and 1,236,955,963 as of March 31, 2022 and December 31, 2021, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Member Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust and it engages in no other business activity.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. In first quarter of 2022, the Trust did not redeem any Units held by the Partnership. In first quarter of 2021, the Trust redeemed 428,657 Units held by the Partnership for a total of $81.4 thousand. In turn, the Partnership redeemed member interest of $81.4 thousand in the first quarter of 2021. There were no redemptions in the first quarter of 2022.

Included in the redemption total above, the Trust redeemed 390,626 units for $74.2 thousand held by the Life Partners Creditors’ Trust in first quarter of 2021. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Covid-19 Pandemic Update

The Partnership’s only investment is in the Life Partners Position Holder’s Trust. As such, the Partnership’s income is largely dependent on the Trust’s operations and the Partnership would be significantly impacted by any adverse effects of the novel coronavirus (COVID-19) pandemic on the Trust’s operations.

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the quarter ending March 31, 2022. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers. As of March 31, 2022, management has not made a determination as to how COVID-19 has impacted the Trust’s mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Investment in life insurance policies	$190,557,840	$190,324,232
All other assets	114,152,883	118,603,800
Total assets	$304,710,723	$308,928,032
Total liabilities	$34,544,736	$39,567,412
Net assets	$270,165,987	$269,360,620

Income Statement Data

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$3,778,484	$54,102,856
Other income	$212,219	$672,335
Total income	$3,990,703	$54,775,191
Total expenses	$3,170,442	$2,480,962
Net increase in net assets resulting from operations	$820,261	$52,294,229

Distributions Payable

Distributions payable are distributions declared by the Partnership pending payment to Interest holders.

Due to Life Partners Position Holders Trust

The Partnership does not have its own cash accounts, and its operating expenses and distributions to its Unit holders are paid on behalf of the Partnership by the Trust. The Partnership settles its liabilities to the Trust through reduction of the funds it receives from distributions made by the Trust.

Income Taxes

No provision for state or federal income taxes has been made as the liability for such taxes is attributable to the members rather than the Partnership. The Partnership is a limited liability company with taxable income or loss passing through to the members. In certain instances, however, the Partnership may be required under applicable state laws to remit directly to state tax authorities amounts otherwise due by members prior to any distributions. Such payments on behalf of the members are deemed distributions to them.

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2022 nor December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the financial statements and accompanying notes as well as the financial statements and the notes to those statements in our 2021 Form 10-K. The statements in this discussion and analysis concerning expectations regarding Life Partners Position Holder Trust’s (“Position Holder Trust” or “Trust”) and the Life Partners IRA Holder Partnership, LLC’s (“IRA Partnership” or “Partnership”) future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. The actual results of the Trust and Partnership could differ materially from those suggested or implied by any forward-looking statements.

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

As of March 31, 2022, and December 31, 2021, there were 6,498 and 6,454 holders of the 1,241,056,320 and 1,236,955,963 units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. The Trust’s portion of the portfolio consists of positions in 2,466 and 2,493 life insurance policies, with aggregate fair values of $190.6 million and $190.3 million and aggregate face values of approximately $0.9 billion on March 31, 2022, and December 31, 2021. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. In first quarter of 2022, the Trust redeemed 65,086 Units for a total of $14.9 thousand. In first quarter of 2021, the Trust redeemed 1,215,113 Units for a total of $230.9 thousand.

Included in the redemption in 2021, the Trust redeemed 788,765 units for $149.9 thousand held by the Life Partners Creditors’ Trust. The Life Partners Position Holder Trust and the Life Partners Creditors’ Trust share the same Trust Governing Board. The redemption was executed to reduce the administrative burden of the Life Partners Position Holder Trust and to facilitate the expected termination of the Life Partners Creditor’s Trust. The units were redeemed at the same price per unit as all other redemptions performed at the same or similar time and in line with the Motion approved by the U.S. Bankruptcy Court for the North District of Texas.

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the quarter ending March 31, 2022. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers. As of March 31, 2022, management has not made a determination as to how COVID-19 has impacted the Trusts mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of March 31, 2022 or December 31, 2021.

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

27

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of March 31, 2022, nor December 31, 2021.

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

Results of Continuing Operations

As of March 31, 2022, the Trust owns an interest in 2,466 policies of which 345 are life settlement policies and 2,121 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $0.9 billion as of March 31, 2022, of which $0.7 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $190.6 million as of March 31, 2022, of which $180.6 million is attributable to life settlements and $10.0 million is attributable to viaticals.

As of December 31, 2021, the Trust owned an interest in 2,493 policies of which 356 are life settlement policies and 2,137 are viaticals. The PHT Portfolio’s aggregate face value was approximately $0.9 billion as of December 31, 2021 of which $0.7 billion was attributable to life settlements and $0.2 billion was attributable to viaticals. The PHT Portfolio’s aggregate fair value was estimated at $190.3 million as of December 31, 2021 of which $180.6 million was attributable to life settlements and $9.7 million was attributable to viaticals.

The Policies were valued as of March 31, 2022 and December 31, 2021 with a distinction between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with a discount rate of 15.0% for life settlements and 20.0% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Results of Operations for the Trust

Net increase in net assets for the three months ended March 31, 2022 was $0.8 million as compared to a net increase in net assets of $52.3 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Income	$3,990,703	$54,775,191	$(50,784,488)	(93)%
Expenses	3,170,442	2,480,962	689,480	28%

Increase in net assets	$820,261	$52,294,229	$(51,473,968)	(98)%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value. There was no tax expense nor benefit for the three months ended March 31, 2022 and 2021. The primary decrease in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended March 31, 2022 and 2021:

	2022	2021
Balance at January 1,	$190,324,232	$159,179,912
Realized gain on matured policies	15,322,029	23,821,181
Unrealized gains (losses) on assets held	(11,543,545)	30,281,675
Change in estimated fair value	3,778,484	54,102,856
Matured policies, net of fees	(20,001,054)	(27,808,947)
Premiums paid	16,456,178	14,963,100
Balance at March 31,	$190,557,840	$200,436,921

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

Expenses

	Three Months Ended March 31,
	2022	2021	Change	% Change
Interest	45,899	121,950	$(76,051)	(62)%
Administrative and filing fees	—	260,000	(260,000)	(100)%
Legal fees	664,914	297,834	367,080	123%
Professional fees	2,363,132	1,596,943	766,189	48%
Other general and administrative	96,497	204,235	(107,738)	(53)%
Total expenses	$3,170,442	$2,480,962	$689,480	28%

The increase in total expenses of $0.7 million is primarily due to an increase in legal expenses associated with ongoing projects and litigation as well as an increase in professional fees associated with a change in the policy intermediary. The increase in expenses is offset by a decrease in interest expense from the pay down of debt, a decrease in administrative and filing fees due to termination of the bankruptcy proceedings, as well as an overall reduction of general administrative fees.

Results of Operations for the Partnership

The net decrease in net assets for the three months ended March 31, 2022 was $64.7 thousand as compared to a net increase in net assets of $30.5 million for the same period in the last year.

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

Capital Resources

Loan Facilities

Effective January 30, 2019, the Trust had a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas (Veritex Credit Facility), with an initial 2-year term and interest at 6%. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of March 31, 2022, and December 31, 2021.

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

For the quarter ending March 31, 2022, the Trust redeemed in full New IRA Notes having an outstanding balance of $67,000 or less. The amount paid in connection with the redemption was $1.3 million and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well. For the quarter ending March 31, 2021, the Trust did not redeem any New IRA Notes.

As of March 31, 2022, and December 31, 2021, the outstanding balances of the New IRA notes was $5.3 million and $6.5 million, respectively. The sinking fund associated with these notes had balances of $47.5 thousand and $37.5 thousand at March 31, 2022 and December 31, 2021, respectively.

Liquidity and Financial Condition

At March 31, 2022, the Position Holder Trust had $102.7 million of cash primarily consisting of $61.7 million held to pay policy premiums on behalf of Trust and the continuing fractional holders, $2.2 million held to pay continuing fractional holders for maturities collected, $38.4 million held as collateral deposits on debt, policy premiums, and future distributions, and $0.4 million was available to pay for operating expenses of the Trust.

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

The Trust’s total outstanding liabilities decreased by $5.1 million from $39.6 million at December 31, 2021, to $34.5 million at March 31, 2022. The decrease was mainly attributable to the pay down of debt and decrease of premium and maturity liabilities.

During the three months ended March 31, 2022 and 2021, the Position Holder Trust paid premiums on Policies totaling $16.5 million and $15.0 million, respectively on the PHT Portfolio. Also, for the three months ended March 31, 2022 and 2021, there were net proceeds from maturities received of $32.3 million and $19.7 million, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, and December 31, 2021, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of March 31, 2022, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit and 10% of total fair value of our life settlements as of March 31, 2022.

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.4%	12.3%	A+
John Hancock Life Insurance Company	7.4%	10.9%	A+

Interest Rate Risk

The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending March 31, 2022, did not impact the Trust’s operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to any litigation matters during the three months ended March 31, 2022.

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

Dated: May 10, 2022

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Manager

