Form 10-Q
period 2022-06-30
Life Partners Position Holder Trust; Life Partners IRA Holder Partnership, LLC
filed 2022-08-03
CIK 1692144, 1705222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

LIFE PARTNERS POSITIONS HOLDERS TRUST

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$696,423	$425,675
Maturities receivable	12,090,833	22,926,955
Prepaids and other assets	747,851	736,944
Restricted cash and cash equivalents	105,986,610	94,514,226
Life insurance policies	186,969,641	190,324,232

Total assets	$306,491,358	$308,928,032

Liabilities
Notes payable	$3,159,789	$6,541,334
Premium liability	21,820,679	27,708,630
Maturity liability	3,959,954	4,078,582
Accounts payable	469,275	541,082
Distributions payable	12,315	160,584
Accrued expenses	258,664	537,200

Commitments and Contingencies (Note 2)

Total liabilities	29,680,676	39,567,412

Net assets	$276,810,682	$269,360,620

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Change in fair value of life insurance policies	$9,183,114	$9,037,626	$12,961,598	$63,140,482
Other income	369,954	77,180	582,174	749,515

Total income	9,553,068	9,114,806	13,543,771	63,889,997

Expenses
Interest expense	26,998	121,040	72,897	242,990
Administrative and filing fees	15,363	5,934	15,363	265,934
Legal fees	496,680	176,757	1,161,594	474,591
Professional fees	2,258,388	1,474,442	4,621,520	3,071,385
Bad debt expense (recovery)	—	(237,156)	—	(238,927)
Other general and administrative	110,944	79,412	207,441	285,418

Total expenses	2,908,373	1,620,429	6,078,815	4,101,391

Increase in net assets resulting from operations	$6,644,695	$7,494,377	$7,464,956	$59,788,606

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$270,165,987	$269,966,496	$269,360,620	$237,903,138
Distributions to unit holders	—	(5,000,005)	—	(25,000,005)
Redemption of units	—	(222,623)	(14,894)	(453,494)
Net increase in net assets resulting from operations	6,644,695	7,494,377	7,464,956	59,788,606

Net assets, end of period	$276,810,682	$272,238,245	$276,810,682	$272,238,245
Net asset value per unit:
Number of units	1,242,151,459	1,232,734,745	1,242,151,459	1,232,734,745
Net assets per unit	$0.22	$0.22	$0.22	$0.22

See accompanying notes to consolidated financial statements

LIFE PARTNERS POSITION HOLDER TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,464,956	$59,788,606
Adjustments to reconcile net increase in net assets to net cash used in operations:
Change in fair value of life insurance policies	(12,961,598)	(63,140,482)
Change in assets and liabilities:
Prepaids and other assets	(10,907)	(149,730)
Premium liability	(5,887,951)	(6,201,219)
Maturity liability	(118,628)	(2,666,793)
Accounts payable	(71,807)	(62,932)
Distribution payable	(148,269)	10,163
Accrued expenses	(278,536)	(2,488,707)
Net cash flows used in operating activities	(12,012,740)	(14,911,094)
Cash flows from investing activities:
Premiums paid on policies	(32,556,217)	(31,007,507)
Net proceeds from maturities of policies	59,708,528	65,676,697
Net cash flows provided by investing activities	27,152,311	34,669,190
Cash flows from financing activities:
Redemption of Units	(14,894)	(453,494)
Payment on notes payable	(3,381,545)	—
Distributions to unit holders	—	(25,000,005)
Net cash flows used in financing activities	(3,396,439)	(25,453,499)

Net increase (decrease) in cash	11,743,132	(5,695,403)

Cash and cash equivalents, beginning of period	94,939,901	100,446,778

Cash and cash equivalents, end of period	$106,683,033	$94,751,375

Supplemental cash flow information:
Cash	$696,423	$863,272
Restricted cash and cash equivalents	105,986,610	93,888,103

Total cash and cash equivalents	$106,683,033	$94,751,375

Cash paid for interest	$42,300	$—

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

In connection with its formation and the inception of its activities on December 9, 2016, the Trust issued a total of 1,012,355,948 units of beneficial interest (the “Units”) to the fractional interest holders having claims in the Debtors bankruptcy pursuant to the Plan. Each fractional interest holder received a Unit for each dollar of expected death benefit such holder contributed to the Trust. As of June 30, 2022, and December 31, 2021, there were 6,520 and 6,454 holders of the 1,242,151,459 and 1,236,955,963 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. At June 30, 2022 and December 31, 2021, the Trust’s portion of the portfolio consists of positions in 2,435 and 2,493 life insurance policies, respectively, with aggregate fair values of $187.0 million and $190.3 million and aggregate face values of approximately $0.9 billion for both periods. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the six months ended June 30, 2022. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers. As of June 30, 2022, management has not made a determination as to how COVID-19 has impacted the Trust’s mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. The Trust did not redeem any units for the three months ending June 30, 2022. The Trust redeemed 1,420,990 Units for a total of $222.6 thousand for three months ending June 30, 2021.

Included in the redemption total above for second quarter of 2021, the Trust redeemed 368,173 units for $70.2 thousand held by the Life Partners Creditors’ Trust.

The Trust redeemed 65,086 Units for a total of $14.9 thousand and 2,636,103 units for a total of $453.5 thousand for six months ending June 30, 2022, and June 30, 2021, respectively.

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

Distributions

On April 20, 2021, the Trust paid a $25.0 million distribution, of which approximately $15.0 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums. The Trust did not make any distributions for the six months ending June 30, 2022.

Sale of Trust’s Policies

On May 18, 2022, the Life Partners Position Holder Trust (the “Trust”) entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Red Lion Square Holdings, LLC (the “Prospective Buyer”) to sell PHT Holdings I, LLC and PHT Holdings II, LLC, the wholly-owned entities that, respectively, hold title to the Trust’s life settlement and viatical insurance policies (the “Policies”). The initial portfolio purchase price, which is based on the policy inventory as of December 31, 2021, is $198 Million in cash, a slight premium to the reported fair value of the PHT Portfolio as of December 31, 2021. The initial portfolio purchase price will be reduced for policies that mature and are collected from the initial valuation date to three days prior to the closing date. Subsequent to the closing of the sale, the Trust intends to calculate a final cash distribution to the Unit holders.

Re-opening of the Bankruptcy Case

On May 23, 2022, the Trustee filed a motion to re-open the Life Partners bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, (IN RE: LIFE PARTNERS HOLDINGS, INC., et. al. CASE NO. 15-40289-mxm11) in order to confirm the Prospective Buyer’s rights in the Policies upon the closing of the purchase. On June 16, 2022, the Bankruptcy Court entered its order re-opening the case. Thereafter, on June 21, 2022 the Trustee filed a Motion to Approve Plan Construction in Furtherance of Liquidation and Final Distribution (the “Clarification Motion”). The Clarification Motion sought to confirm that, as a part of the sale of the Trust’s assets, a discounted buyout right could be given to the Continuing Fractional Holders upon a premium payment default, rather than suffering a forfeiture of their entire interest. The Bankruptcy Court granted the Clarification Motion by order dated July 27, 2022 and the bankruptcy case was subsequently closed.

Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the financial statements of the Trust as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These financial statements should be read together with the consolidated financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2021 and the Plan.

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

The Trust maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect premiums and service fees receivable. Such estimates are based on the position holder’s payment history and other indications of potential uncollectability. After all attempts to collect a receivable have failed, receivables are written off against the allowance. At June 30, 2022, and December 31, 2021, the allowance for doubtful accounts was $0.3 million and fully offsets the recorded receivables. Outstanding receivable balances may be recoverable pursuant to the Trustee’s set-off rights under the Plan.

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

The Financial Accounting Standards Board (the ”FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2022, and December 31, 2021.

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

Note 3 - Restricted Cash and Cash Equivalents

The Plan imposes restrictions on the Trust to maintain certain funds in segregated accounts. As of June 30, 2022, and December 31, 2021, the Trust has $106.0 million and $94.5 million, respectively, in restricted cash and cash equivalents. The restricted cash accounts are for: maturities, premium reserves, premium obligations, and collateral deposits.

Note 4 - Life Insurance Policies

As of June 30, 2022, the Trust owns an interest in 2,435 policies of which 330 are life settlement policies and 2,105 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $0.9 billion as of June 30, 2022, of which $0.7 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $187.0 million as of June 30, 2022, of which $176.7 million is attributable to life settlements and $10.3 million is attributable to viaticals.

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

Life expectancy reflects the probable number of years remaining in the life of a class of persons determined statistically, affected by such factors as heredity, physical condition, nutrition, and occupation. It is not an estimate or an indication of the actual expected maturity date or indication of the timing of expected cash flows from death benefits. See: Note 6 – Fair Value Measurements, below for a more detailed discussion of this change in estimating the insureds’ longevity. The following tables summarize the Trust's life insurance policies grouped by remaining life expectancy as of June 30, 2022, and December 31, 2021:

As of June 30, 2022:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	1	$3,298	$2,709
1-2	—	—	—
2-3	5	3,381,417	1,623,070
3-4	91	172,099,587	55,340,853
4-5	184	386,497,278	99,533,626
Thereafter	2,154	293,931,200	30,469,383
	2,435	$855,912,780	$186,969,641

As of December 31, 2021:

Remaining Life Expectancy (Years)	Number of Life Insurance Policies	Face Value	Fair Value
0-1	—	$—	$—
1-2	1	3,298	2,681
2-3	3	2,052,445	994,282
3-4	86	138,284,017	42,512,877
4-5	190	421,616,744	109,869,222
Thereafter	2,213	334,851,375	36,945,170
	2,493	$896,807,879	$190,324,232

Estimated premiums to be paid by the Trust for its portfolio during each of the five succeeding calendar years and thereafter as of June 30, 2022, are as follows:

2022 remaining	$32,195,766
2023	61,191,453
2024	53,193,490
2025	45,332,835
2026	38,525,598
Thereafter	135,163,428

Total	$365,602,570

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

Note 5 - Notes Payable

Effective January 30, 2019, the Trust had a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas (Veritex Credit Facility), with an initial 2-year term and interest at 6%. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term. As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum. The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets. There are no amounts outstanding as of June 30, 2022, and December 31, 2021.

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

For the three and six months ending June 30, 2022, the Trust redeemed in full New IRA Notes having an outstanding balance of $87,000 or less. The amount paid in connection with the redemptions was $2.1 and $3.4 million for the three and six months ending June 30, 2022, respectively, and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well. For the three and six months ending June 30, 2021, the Trust did not redeem any New IRA Notes.

Future scheduled principal payments on the long-term debt are as follows as of June 30, 2022:

Years Ending December 31,	Long-Term Debt
2022 remaining	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	3,159,789

Total	$3,159,789

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

The balances of the Trust's assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, are as follows:

	As of June 30, 2022	As of December 31, 2021
Assets:
Investments in Life Insurance Policies
Level 1	$—	$—

Level 2	$—	$—

Level 3	$186,969,641	$190,324,232

Total Fair Value	$186,969,641	$190,324,232

Quantitative Information about Level 3 Fair Value Measurements

Life insurance policies	June 30, 2022	December 31, 2021
Fair Value	$186,969,641	$190,324,232

Face Value	$855,912,780	$896,807,879

Valuation Techniques	Discounted Cash flow	Discounted Cash flow

Unobservable Inputs	Discount rate, Mortality assumptions	Discount rate, Mortality assumptions

Weighted average discount rates
Life Settlements	15.0%	15.0%
Viaticals	20.0%	20.0%

Mortality assumptions - 2015 VBT mortality multipliers:
Life Settlements	85% - 90%	85% - 90%
Viaticals	350%	350%

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

As of June 30, 2022 and December 31, 2021, the default mortality multipliers used are 90% for the life settlement males, 85% for the life settlement females, and 350% for the viaticals regardless of gender. On a quarterly basis, the Trust compares actual mortalities to expected mortalities to refine its analysis.

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

The monthly net cash flows with interest and survivorship were discounted to arrive at the PHT Portfolio’s estimated value as of June 30, 2022 and December 31, 2021. Future changes in the longevity estimates and estimated cash flows could have a material effect on the PHT Portfolio’s fair value, and the Trust’s financial condition and results of operations.

Life Expectancy Sensitivity Analysis

The table below reflects the effect on the PHT Portfolio’s fair value if the actual life expectancy experienced is 5% less or 5% more than is currently estimated. If the life expectancy estimate increases by 5% or decreases by 5%, the change in estimated fair value of the life insurance policies as of June 30, 2022 and December 31, 2021 would be as follows:

As of June 30, 2022	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$201,004,920	$14,035,279
No change	4.7 years	$186,969,641	—
+5%		$172,265,555	$(14,704,086)

As of December 31, 2021	Weighted Average Life Expectancy	Fair Value	Change in Fair Value
As of Life Expectancy Months Adjustment
-5%		$205,107,243	$14,783,011
No change	4.8 years	$190,324,232	—
+5%		$174,841,781	$(15,482,451)

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

Discount Rate

The discount rate is another significant input in the fair value determination. The Trust’s estimate incorporates market factors, the size of the portfolio, servicing cost and various policy specific quantitative and qualitative factors including known information about the underlying insurance policy, its economics, the insured and the insurer. The Trust continues to monitor the changes in interest rate in the market, at this time does deem any changes in discount rate is necessary.

The effect of changes in the weighted average discount rate on the death benefit and premiums used to estimate the PHT Portfolio’s fair value has been analyzed. If the weighted average discount rate increased or decreased by 2 percentage points and the other assumptions used to estimate fair value remained the same, the change in estimated fair value as of June 30, 2022 and December 31, 2021 would be as follows:

As of June 30, 2022	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$174,056,403	$(12,913,238)
No change	$186,969,641	—
-2%	$201,765,364	$14,795,723

As of December 31, 2021	Fair Value	Change in Fair Value
Rate Adjustment
+2%	$176,945,811	$(13,378,421)
No change	$190,324,232	—
-2%	$205,683,115	$15,358,883

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

In the first quarter of 2021, the Trust’s actuarial firm, Lewis and Ellis, modified the discount rate used to value the portfolio.  This change had a material impact on the fair value of the Trust’s portfolio.  These changes were made as a result of i) The full on-boarding by NorthStar of the Trust’s portfolio, which produced more clarity into premium streams, the Trust’s ability to track insureds and thus deaths.  ii) The majority of premium streams have been fully optimized.  This not only improves clarity into the Trust’s payment obligations, it also resulted in cost savings for the Trust.  iii) The importance of having specific LEs for the senior life settlement portion of the portfolio has been diminished by the fact that the average age of the insureds has now surpassed the age of 90, and iv) the Trust had exited bankruptcy which increased the marketability of the Trust’s portfolio.

Credit Exposure to Insurance Companies

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of June 30, 2022:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.6%	12.7%	A
John Hancock Life Insurance Company	7.3%	10.7%	A+
The Lincoln National Life Insurance Company	8.9%	10.2%	A+

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of December 31, 2021:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.2%	12.0%	A
John Hancock Life Insurance Company	7.3%	10.7%	A+

Changes in Fair Value

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2022 and 2021:

	2022	2021
Balance at April 1,	$190,557,840	$200,436,921
Realized gain on matured policies	19,833,383	20,959,867
Unrealized loss on assets held	(10,650,269)	(11,922,241)
Change in estimated fair value	9,183,114	9,037,626
Matured policies, net of fees	(28,871,352)	(28,146,887)
Premiums paid	16,100,039	16,044,407
Balance at June 30,	$186,969,641	$197,372,067

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2022 and 2021:

	2022	2021
Balance at January 1,	$190,324,232	$159,179,912
Realized gain on matured policies	35,155,412	44,781,048
Unrealized gain (loss) on assets held	(22,193,814)	18,359,434
Change in estimated fair value	12,961,598	63,140,482
Matured policies, net of fees	(48,872,406)	(55,955,834)
Premiums paid	32,556,217	31,007,507
Balance at June 30,	$186,969,641	$197,372,067

Other Fair Value Considerations - All assets and liabilities except for the life insurance policies, which includes cash, maturities receivable, notes payable and premium and maturity liability, are accounted for at their carrying value which approximates fair value.

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investment in Life Partners Position Holder Trust	$164,169,964	$160,464,925
Total assets	$164,169,964	$160,464,925
Liabilities
Distributions payable	—	85,557
Due to the Life Partners Position Holder Trust	496,844	358,013
Total liabilities	$496,844	$443,570
Net assets	$163,673,120	$160,021,355

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Equity income from Life Partners Position Holder Trust	$3,758,267	$4,330,767	$3,705,039	$34,795,129
Expenses
Professional fees	7,000	4,000	18,500	17,000
State and local taxes	34,774	54,589	34,774	54,589
Increase in net assets resulting from operations	$3,716,493	$4,272,178	$3,651,765	$34,723,540

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net assets, beginning of period	$159,956,627	$161,120,468	$160,021,355	$142,714,810
Distribution to Partnership member interest holders	—	(2,991,068)	—	(14,955,327)
Redemption of Member Interests	—	(96,315)	—	(177,760)
Increase in net assets	3,716,493	4,272,178	3,651,765	34,723,540
Net assets, end of period	$163,673,120	$162,305,263	$163,673,120	$162,305,263
Net asset value per unit:
Number of units	736,691,113	736,914,422	736,691,113	736,914,422
Net assets per unit	$0.22	$0.22	$0.22	$0.22

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,651,765	$34,723,540
Adjustments to reconcile net increase in net assets to net cash used in operations:
Equity income from Life Partners Position Holder Trust	(3,705,039)	(34,795,129)
Change in assets and liabilities:
Due to the Life Partners Position Holder Trust	138,831	91,153
Net cash provided by operating activities	$85,557	$19,564

Cash flows from investing activities:
Redemption of units by Life Partners Position Holder Trust	—	177,760
Distribution from Life Partners Position Holders Trust	—	14,955,327
Net cash flows provided by investing activities	$—	$15,133,087

Cash flows from financing activities:
Distributions to IRA Partnership Member Interest holders	(85,557)	(14,974,891)
Redemption of Partnership Member Interests	—	(177,760)
Net cash flows used in financing activities	$(85,557)	$(15,152,651)

Net change in cash	$—	$—
Cash, beginning of period	$—	$—
Cash end of period	$—	$—

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

In connection with its formation and the inception of its activities on December 9, 2016, the Partnership issued limited liability company interests (“Member Interests”) in satisfaction of claims against the Debtors. The only assets of the Partnership are beneficial interest units of the Life Partners Position Holder Trust. The Partnership held 736,691,113 and 736,885,944 units as of June 30, 2022, and December 31, 2021, respectively, of the Trust’s outstanding units totaling 1,242,151,459 and 1,236,955,963 as of June 30, 2022, and December 31, 2021, respectively. The sole purpose of the Partnership is to hold Trust interests to permit holders of Member Interests to participate in distributions of the proceeds of the liquidation of the Trust. The Partnership was created to allow IRA holders to hold an interest in an entity classified as a partnership for federal tax purposes, rather than the assets of a grantor trust, such as the Trust. The Partnership’s sole asset is its investment in the Trust, and it engages in no other business activity.

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

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the six months ending June 30, 2022. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.  As of June 30, 2022, management has not made a determination as to how COVID-19 has impacted the Trust’s mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

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

In second quarter of 2022, the Trust and the Partnership did not redeem any units. In second quarter of 2021, the Trust redeemed 506,922 Units held by the Partnership for a total of $96.3 thousand. In turn, the Partnership redeemed member interest of $96.3 thousand in the second quarter of 2021.

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

For the six months ended June 30, 2022, the Trust did not redeem any units of the Partnership. For the six months ended June 30, 2021, the Trust redeemed 935,579 Units held by the Partnership for a total of $177.8 thousand. In turn, the Partnership redeemed member interest of $177.8 thousand in the six months ended June 30, 2021.

Included in the redemption total above for six months ended June 30, 2021, the Trust redeemed 627,686 units for $119.3 thousand held by the Life Partners Creditors’ Trust.

Distributions

On April 20, 2021, the Trust paid the $25.0 million distribution, of which approximately $15.0 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums.  The Trust and the Partnership did not make any distributions for the six months ending June 30, 2022.

Sale of Trust’s Policies

On May 18, 2022, the Life Partners Position Holder Trust (the “Trust”) entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Red Lion Square Holdings, LLC (the “Prospective Buyer”) to sell PHT Holdings I, LLC and PHT Holdings II, LLC, the wholly-owned entities that, respectively, hold title to the Trust’s life settlement and viatical insurance policies (the “Policies”). The initial portfolio purchase price, which is based on the policy inventory as of December 31, 2021, is $198 Million in cash, a slight premium to the reported fair value of the PHT Portfolio as of December 31, 2021. The initial portfolio purchase price will be reduced for policies that mature and are collected from the initial valuation date to three days prior to the closing date. Subsequent to the closing of the sale, the Trust intends to calculate a final cash distribution to the Unit holders.

Re-opening of the Bankruptcy Case

On May 23, 2022, the Trustee filed a motion to re-open the Life Partners bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, (IN RE: LIFE PARTNERS HOLDINGS, INC., et. al. CASE NO. 15-40289-mxm11) in order to confirm the Prospective Buyer’s rights in the Policies upon the closing of the purchase.  On June 16, 2022, the Bankruptcy Court entered its order re-opening the case. Thereafter, on June 21, 2022 the Trustee filed a Motion to Approve Plan Construction in Furtherance of Liquidation and Final Distribution (the “Clarification Motion”).  The Clarification Motion sought to confirm that, as a part of the sale of the Trust’s assets, a discounted buyout right could be given to the Continuing Fractional Holders upon a premium payment default, rather than suffering a forfeiture of their entire interest.  The Bankruptcy Court granted the Clarification Motion by order dated July 27, 2022 and the bankruptcy case was subsequently closed.

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

The following table presents summary financial information for the Trust:

Balance Sheet Data

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Investment in life insurance policies	$186,969,641	$190,324,232
All other assets	119,521,717	118,603,800
Total assets	$306,491,358	$308,928,032
Total liabilities	$29,680,676	$39,567,412
Net assets	$276,810,682	$269,360,620

Income Statement Data

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Change in fair value of life insurance policies	$9,183,114	$9,037,626	$12,961,598	$63,140,482
Other income	369,954	77,180	582,173	749,515
Total income	$9,553,068	$9,114,806	$13,543,771	$63,889,997
Total expenses	$2,908,373	$1,620,429	$6,078,815	$4,101,391
Net increase in net assets resulting from operations	$6,644,695	$7,494,377	$7,464,956	$59,788,606

Distributions Payable

Distributions payable are distributions declared by the Partnership pending payment to the Interest holders.

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

The Financial Accounting Standards Board (the “FASB”) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2022, nor December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with the financial statements and accompanying notes as well as the financial statements and the notes to those statements in our 2021 Form 10K. The statements in this discussion and analysis concerning expectations regarding Life Partners Position Holder Trust’s (“Position Holder Trust” or “Trust”) and the Life Partners IRA Holder Partnership, LLC’s (“IRA Partnership” or “Partnership”) future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. The actual results of the Trust and Partnership could differ materially from those suggested or implied by any forward-looking statements.

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

As of June 30, 2022, and December 31, 2021, there were 6,520 and 6,454 holders of the 1,242,151,459 and 1,236,955,963 Units outstanding, respectively. The Trust owns a portfolio of life insurance policies; a portion of the policies is encumbered by the beneficial interest of continuing fractional interest holders. At June 30, 2022 and December 31, 2021, the Trust’s portion of the portfolio consists of positions in 2,435 and 2,493 life insurance policies, respectively with aggregate fair values of $187.0 million and $190.3 million and aggregate face values of approximately $0.9 billion. The fair value of the interests in the life insurance policies owned by continuing fractional interest holders are not reflected in the Trust’s financial statements.

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

Continuing Operations

While the Position Holder Trust is a liquidating trust with no intent to continue or to engage in a trade or business, the nature of the life insurance policies assets being liquidated are such that it is not practical or advantageous to simply liquidate the Policies by disposing of them or selling them individually. However, as part of its ongoing operation the Trust continues to explore possibilities for sale of the entire portfolio of policies. The Trust is currently undergoing the process of sales of the policies. See “Sale of Trust’s Policies”.

The Position Holder Trust will have significant ongoing operations while it continues the process of selling its policies, during that period due to the nature of its assets and its plan to maximize the proceeds to its beneficiaries . As a result, the Trust has concluded that its liquidation is not imminent, in accordance with the definitions under accounting principles generally accepted in the United States and has not applied the liquidation basis of accounting in presenting its financial statements. The Trust will continue to evaluate its operations to determine when its liquidation becomes imminent and the liquidation basis of accounting is required.

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

Covid-19 Pandemic Update

The novel coronavirus (COVID-19) pandemic has not had a material adverse effect on the Trust’s operations during the six months ending June 30, 2022. The extent to which the Trust will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

COVID-19 has not impacted the Trust’s ability to realize maturity receivables and pay its premium obligations or other expenses. The Trust will continue to monitor the impact of risk associated with mortality experience, default on future premium obligations by the continuing fractional holders which would increase the Trust’s premium obligations and any risk associated with default on payment obligations by the insurance policy carriers.  As of June 30, 2022, management has not made a determination as to how COVID-19 has impacted the Trust’s mortality figures and there remains uncertainty if or how much future mortality might be impacted by the pandemic.

Unit Redemption

On September 16, 2020, the U.S. Bankruptcy Court for the Northern District of Texas approved the Trustee’s Motion to Approve Redemption of Additional Units and Member Interests, granting the Trustee the authority to redeem Trust Units in the Life Partners Position Holder Trust and Member Interests in the Life Partners IRA Holder Partnership, LLC, at the discretion of the Trustee and Manager, when financially or administratively practicable. The Trust did not redeem any units for the three months ending June 30, 2022.  The Trust redeemed 1,420,990 Units for a total of $222.6 thousand for three months ending June 30, 2021.

Included in the redemption total above for second quarter of 2021, the Trust redeemed 368,173 units for $70.2 thousand held by the Life Partners Creditors’ Trust.

The Trust redeemed 65,086 Units for a total of $14.9 thousand and 2,636,103 units for a total of $453.5 thousand for six months ending June 30, 2022, and June 30, 2021, respectively.

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

Distributions

On April 20, 2021, the Trust paid a $25.0 million distribution, of which approximately $15.0 million was paid to the IRA Partnership, net of amounts owed by the Partnership to the Trust. The distribution was based on the number of Units held and deducting any unit holder obligations for unpaid premiums. The Trust did not make any distributions for the six months ending June 30, 2022.

Sale of Trust’s Policies

On May 18, 2022, the Life Partners Position Holder Trust (the “Trust”) entered into a Purchase and Sale Agreement (the “Sale Agreement”) with Red Lion Square Holdings, LLC (the “Prospective Buyer”) to sell PHT Holdings I, LLC and PHT Holdings II, LLC, the wholly-owned entities that, respectively, hold title to the Trust’s life settlement and viatical insurance policies (the “Policies”). The initial portfolio purchase price, which is based on the policy inventory as of December 31, 2021, is $198 Million in cash, a slight premium to the reported fair value of the PHT Portfolio as of December 31, 2021. The initial portfolio purchase price will be reduced for policies that mature and are collected from the initial valuation date to three days prior to the closing date. Subsequent to the closing of the sale, the Trust intends to calculate a final cash distribution to the Unit holders.

Re-opening of the Bankruptcy Case

On May 23, 2022, the Trustee filed a motion to re-open the Life Partners bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, (IN RE: LIFE PARTNERS HOLDINGS, INC., et. al. CASE NO. 15-40289-mxm11) in order to confirm the Prospective Buyer’s rights in the Policies upon the closing of the purchase.  On June 16, 2022, the Bankruptcy Court entered its order re-opening the case. Thereafter, on June 21, 2022 the Trustee filed a Motion to Approve Plan Construction in Furtherance of Liquidation and Final Distribution (the “Clarification Motion”).  The Clarification Motion sought to confirm that, as a part of the sale of the Trust’s assets, a discounted buyout right could be given to the Continuing Fractional Holders upon a premium payment default, rather than suffering a forfeiture of their entire interest.  The Bankruptcy Court granted the Clarification Motion by order dated July 27, 2022 and the bankruptcy case was subsequently closed.

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

The FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Trust has no material uncertain income tax positions as of June 30, 2022, or December 31, 2021.

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

FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed, and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. The Partnership has no material uncertain income tax positions as of June 30, 2022, nor December 31, 2021.

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

Results of Continuing Operations

As of June 30, 2022, the Trust owns an interest in 2,435 policies of which 330 are life settlement policies and 2,105 are viaticals (the “PHT Portfolio”). The PHT Portfolio’s aggregate face value is approximately $0.9 billion as of June 30, 2022, of which $0.7 billion is attributable to life settlements and $0.2 billion is attributable to viaticals. The PHT Portfolio’s aggregate fair value is $187.0 million as of June 30, 2022, of which $176.7 million is attributable to life settlements and $10.3 million is attributable to viaticals.

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

The Policies were valued as of June 30, 2022 and December 31, 2022 with a distinction between life settlement and viatical policies and whether the Policies are whole life, convertible term or non-convertible term policies and with discount rate of 15% for life settlements and 20% for viaticals. See, Note 6, “Fair Value Measurements” to the accompanying financial statements.

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Results of Operations for the Trust

Net increase in net assets for the three months ended June 30, 2022, was $6.6 million as compared to a net increase in net assets of $7.5 million for the same period last year. The following are the components of net change in net assets resulting from operations for the three months ended June 30, 2022, and 2021:

	Three Months Ended June 30,
	2022	2021	Change	% Change
Income	$9,553,068	9,114,806	$438,262	5%
Expenses	2,908,373	1,620,429	1,287,944	79%

Increase in net assets	$6,644,695	$7,494,377	$(849,682)	(11)%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 "Fair Value Measurements" in the accompanying financial statements.  The primary decrease in net income is due to an increase in expenses associated with ongoing projects and litigation in a decrease in realized gains from the investment portfolio of life insurance policies as described in Note 6 “Fair Value Measurements” in the accompanying financial statements.

The following table provides a roll-forward of the fair value of life insurance policies for the three months ended June 30, 2022 and 2021:

	2022	2021
Balance at April 1,	$190,557,840	$200,436,921
Realized gain on matured policies	19,833,383	20,959,867
Unrealized loss on assets held	(10,650,269)	(11,922,241)
Change in estimated fair value	9,183,114	9,037,626
Matured policies, net of fees	(28,871,352)	(28,146,887)
Premiums paid	16,100,039	16,044,407
Balance at June 30,	$186,969,641	$197,372,067

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

Expenses

	Three Months Ended June 30,
	2022	2021	Change	% Change
Interest	$26,998	121,040	$(94,042)	(78)%
Administrative and filing fees	15,363	5,934	9,429	159%
Legal fees	496,680	176,757	319,923	181%
Professional fees	2,258,388	1,474,442	783,946	53%
Bad debt expense (recovery)	—	(237,156)	237,156	(100)%
Other general and administrative	110,944	79,412	31,532	40%
Total expenses	$2,908,373	$1,620,429	$1,287,944	79%

The increase in total expenses of $1.3 million is primarily due to an increase in legal expenses associated with ongoing projects and litigation as well as an increase in professional fees associated with a change in the policy intermediary.  The increase in expenses is offset by a decrease in interest expense from the pay down of debt.

Results of Operations for the Partnership

The net increase in net assets for the three months ended June 30, 2022, was $3.7 million as compared to a net increase in net assets of $4.3 million for the same period in the last year.

The Partnership recognizes income on its respective portion of the Trust which is controlled by its investment in the Trust’s life insurance Policies and the changes in their aggregate fair value. The primary increase in income and net assets is due to the change in valuation of the investment portfolio as described above in the section related to the Trust.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Results of Operations for the Trust

Net increase in net assets for the six months ended June 30, 2022, was $7.5 million as compared to a net increase in net assets of $59.8 million for the same period last year. The following are the components of net change in net assets resulting from operations for the six months ended June 30, 2022, and 2021:

	Six Months Ended June 30,
	2022	2021	Change	% Change
Income	$13,543,771	$63,889,997	$(50,346,226)	(79)%
Expenses	6,078,815	4,101,391	1,977,424	48%
Increase in net assets	$7,464,956	$59,788,606	$(52,323,650)	(88)%

The Trust recognizes income on its respective portion of the Policies primarily from changes in their aggregate fair value as described in Note 6 "Fair Value Measurements" in the accompanying financial statements.  The primary decrease in income is due to the change in valuation of the investment portfolio as described in Note 6 “Fair Value Measurements” in the accompanying financial statements. In the first quarter of 2021, the Trust’s actuarial firm, Lewis and Ellis, modified the discount rate used to value the portfolio which led to the significant increase in Trust’s income in 2021 versus 2022.  These changes were made as a result of i) The full on-boarding by NorthStar of the Trust’s portfolio, which produced more clarity into premium streams, the Trust’s ability to track insureds and thus deaths.  ii) The majority of premium streams have been fully optimized.  This not only improves clarity into the Trust’s payment obligations, it also resulted in cost savings for the Trust.  iii) The importance of having specific LEs for the senior life settlement portion of the portfolio has been diminished by the fact that the average age of the insureds has now surpassed the age of 90, and iv) the Trust had exited bankruptcy which increases the marketability of the Trust’s portfolio.

The following table provides a roll-forward of the fair value of life insurance policies for the six months ended June 30, 2022 and 2021:

	2022	2021
Balance at January 1,	$190,324,232	$159,179,912
Realized gain on matured policies	35,155,412	44,781,048
Unrealized gain (loss) on assets held	(22,193,814)	18,359,434
Change in estimated fair value	12,961,598	63,140,482
Matured policies, net of fees	(48,872,406)	(55,955,834)
Premiums paid	32,556,217	31,007,507
Balance at June 30,	$186,969,641	$197,372,067

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

Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Interest	72,897	242,990	(170,093)	(70)%
Administrative and filing fees	15,363	265,934	(250,571)	(94)%
Legal fees	1,161,594	474,591	687,003	145%
Professional fees	4,621,520	3,071,385	1,550,135	50%
Bad debt expense (recovery)	—	(238,927)	238,927	(100)%
Other general and administrative	207,441	285,418	(77,977)	(27)%
Total expenses	6,078,815	4,101,391	1,977,424	48%

The increase in total expenses of $2.0 million is primarily due to an increase in legal expenses associated with ongoing projects and litigation as well as an increase in professional fees associated with a change in the policy intermediary.  The increase in expenses is offset by a decrease in interest expense from the pay down of debt, a decrease in administrative and filing fees due to termination of the bankruptcy proceedings, as well as an overall reduction of general administrative fees.

Results of Operations for the Partnership

The net increase in net assets for the six months ended June 30, 2022, was $3.7 million as compared to a net increase in net assets of $34.7 million for the same period in the last year.

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

Capital

Loan Facilities

Effective January 30, 2019, the Trust had a $15 million revolving credit facility with Veritex Community Bank of Dallas, Texas (Veritex Credit Facility), with an initial 2-year term and interest at 6%. Effective January 29, 2021, the Trust renewed the revolving credit facility for an additional 2-year term.  As part of the renewal, the revolving credit facility was increased to $25.0 million and shall bear interest at the rate of 5% per annum.  The Veritex Credit Facility will continue to be secured by a lien on the Position Holder Trust’s assets.  There are no amounts outstanding as of June 30, 2022, and December 31, 2021.

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

For the three and six months ending June 30, 2022, the Trust redeemed in full New IRA Notes having an outstanding balance of $87,000 or less. The amount paid in connection with the redemptions was $2.1 and $3.4 million for the three and six months ending June 30, 2022, respectively, and only funds set aside in a sinking fund established pursuant to the Bankruptcy Plan for that purpose was used. Accrued interest on all New IRA Notes through the redemption dates was paid as well. For the three and six months ending June 30, 2021, the Trust did not redeem any New IRA Notes.

Liquidity and Financial Condition

At June 30, 2022, the Position Holder Trust had $106.7 million of cash primarily consisting of $57.5 million held to pay Policy premiums on behalf of Trust and the continuing fractional holders, $4.0 million held to pay maturities collected and owed to current fractional holders, $44.5 million held as collateral deposits on debt, policy premiums, and distributions, and $0.7 million was available to pay for operating expenses of the Trust.

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

The Trust’s maturities receivable decreased by $10.8 million from $22.9 million at December 31, 2021, to $12.1 million at June 30, 2022. The decrease was mainly attributable to the decrease in and timing of maturities of insurance contracts, settlement of insurance contracts, and improvements in timing of collection of death certificates during the six-month period.

The Trust’s total outstanding liabilities decreased by $9.9 million from $39.6 million at December 31, 2021, to $29.7 million at June 30, 2022. The decrease was attributable to decrease in notes payable due to early paydown of the notes and decrease in both maturity and premium liabilities.

During the six months ended June 30, 2022, and 2021, the Position Holder Trust paid premiums on Policies totaling $32.6 million and $31.0 million, respectively on the PHT Portfolio. Also, for the six months ended June 30, 2022, and 2021, there were net proceeds from maturities of $59.7 million and $65.7 million, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, and December 31, 2021, the Trust and Partnership had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk are credit risk and interest rate risk. As of June 30, 2022, we did not hold a material amount of financial instruments for trading purposes.

Credit Risk

Credit risk consists primarily of the potential loss arising from adverse changes in the financial condition of the issuers of the life insurance policies that we own.

The following table provides information about the life insurance issuer concentrations that exceed 10% of total death benefit or 10% of total fair value of the Trust's life insurance policies as of June 30, 2022:

Carrier	Percentage of Face Value	Percentage of Fair Value	Carrier Rating
Transamerica Financial Life Insurance	9.6%	12.7%	A
John Hancock Life Insurance Company	7.3%	10.7%	A+
The Lincoln National Life Insurance Company	8.9%	10.2%	A+

Interest Rate Risk

 The revolving line of credit with Veritex was established at a fixed interest rate. Accordingly, fluctuations in interest rates during the period ending June 30, 2022, did not impact the Trust’s operations.

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

The Trustee (joined by other defendants) filed a motion to dismiss LaMothe’s most recent lawsuit seeking summary dismissal of the action on September 15, 2020. On July 13, 2022, the Second Circuit summarily affirmed the District Court, that is, affirmed without writing an opinion (See Order at 116 stating  APPEAL AFFIRMED.” Accordingly, the appeal has been terminated.

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

Dated: August 03, 2022

LIFE PARTNERS POSITION HOLDER TRUST

By:	/s/ Michael J. Quilling
Michael J. Quilling, Trustee

LIFE PARTNERS IRA HOLDER PARTNERSHIP, LLC

By:	/s/ Michael J. Quilling
Michael J. Quilling, Manager

